Form 10-Q
period 1998-07-18
ADVANCE STORES CO INC
filed 1998-09-01
CIK 1061890

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JULY 18, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________ TO ________.

                           COMMISSION FILE NUMBER -

                               ----------------

                     ADVANCE STORES COMPANY, INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            VIRGINIA                                         54-0118110
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

           5673 AIRPORT ROAD                                    24012
           ROANOKE, VIRGINIA                                  (Zip Code)
(Address of Principal Executive Offices)

                                (540) 362-4911
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_] No [_] (Not applicable at this time)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_] No [_]

     One share of Common Stock, $.01 par value, was outstanding (the only class of common stock of the Company outstanding) on August 15, 1998.

================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                        TWELVE WEEKS ENDED JULY 18, 1998

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements of Advance Stores Company,
                  Incorporated and Subsidiaries (Unaudited)

                        Condensed Consolidated Balance Sheets as of July 18, 1998 and
                        January 3, 1998...................................................    1

                        Condensed Consolidated Statements of Income for the
                        Twelve Weeks Ended July 18, 1998 and July 12, 1997 and for the
                        Twenty-Eight Weeks Ended July 18, 1998 and July 12, 1997..........    2

                        Condensed Consolidated Statements of Cash Flows for the Twenty-Eight
                        Weeks Ended July 18, 1998 and July 12, 1997.......................    3

                        Notes to Condensed Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................   15

          Item 3. Quantitative and Qualitative Disclosures About Market Risks.............   22


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings......................................................   22

          Item 2.  Changes in Securities and Use of Proceeds..............................   22

          Item 3.  Defaults Upon Senior Securities........................................   22

          Item 4.  Submission of Matters to a Vote of Security Holders....................   22

          Item 5.  Other Information......................................................   23

          Item 6.  Exhibits and Reports on Form 8-K.......................................   23

SIGNATURE.................................................................................  S-1

                        PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements of Advance Stores Company,
                        Incorporated and Subsidiaries
                                  (unaudited)


             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS -- JULY 18, 1998, AND JANUARY 3, 1998

                 (dollars in thousands, except per share data)

                                                                                 JULY 18,        JANUARY 3,
                                  ASSETS                                           1998            1998
                                ----------                                     ------------    ------------
                                                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  44,759        $   7,447
  Receivables, primarily from vendors                                                24,329           19,117
  Trade receivables                                                                   5,325            3,359
  Inventories                                                                       348,523          280,267
  Prepaid expenses and other current assets                                           5,056            2,893
  Refundable income taxes                                                             3,087              168
                                                                                  ---------        ---------
     Total current assets                                                           431,079          313,251
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED AMORTIZATION AND
 DEPRECIATION OF $89,910 AND $77,940                                                143,176          134,896
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $607 AND $0                         18,966            2,054
                                                                                  ---------        ---------
                                                                                  $ 593,221        $ 450,201
                                                                                  =========        =========

     LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
     ----------------------------------------------
CURRENT LIABILITIES:
  Bank overdrafts                                                                 $      -         $   7,235
  Borrowings secured by trade receivables                                             5,325            3,359
  Current portion of deferred revenue                                                 3,089            1,530
  Accounts payable                                                                  216,832          157,096
  Accrued expenses                                                                   53,449           27,762
  Deferred income taxes                                                               2,698            3,133
                                                                                  ---------        ---------
     Total current liabilities                                                      281,393          200,115
                                                                                  ---------        ---------
LONG-TERM DEBT                                                                      335,000          106,542
                                                                                  ---------        ---------
DEFERRED REVENUE                                                                      1,638              693
                                                                                  ---------        ---------
DEFERRED INCOME TAXES                                                                14,168           12,839
                                                                                  ---------        ---------
POST-RETIREMENT BENEFITS                                                              1,092              843
                                                                                  ---------        ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S (DEFICIT) EQUITY:
  Common stock, Class A, voting $100 par value; 5,000 shares
   authorized; 1 share issued and outstanding                                             -                -
  Additional paid-in capital                                                         11,226              967
  (Accumulated deficit) retained earnings                                           (51,296)         128,202
                                                                                  ---------        ---------
     Total stockholder's (deficit) equity                                           (40,070)         129,169
                                                                                  ---------        ---------
                                                                                  $ 593,221        $ 450,201
                                                                                  =========        =========

      See notes to unaudited condensed consolidated financial statements.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED
                        JULY 18, 1998, AND JULY 12, 1997

                             (dollars in thousands)
                                  (unaudited)



                                                     TWELVE WEEK PERIOD                    TWENTY-EIGHT WEEK
                                                           ENDED                              PERIOD ENDED
                                               ------------------------------       -------------------------------
                                                 JULY 18            JULY 12,          JULY 18,            JULY 12,
                                                   1998               1997              1998                1997
                                               ------------       -----------       ------------        -----------
NET SALES                                       $ 255,037          $ 196,729         $ 544,000          $ 435,880
COST OF SALES                                     156,448            121,338           332,825            268,198
                                                ---------          ---------         ---------          ---------
     Gross profit                                  98,589             75,391           211,175            167,682
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                           79,623             63,425           178,700            145,433

EXPENSES ASSOCIATED WITH THE
 RECAPITALIZATION OF THE PARENT                         -                  -            14,005                  -
                                                ---------          ---------         ---------          ---------
     Operating income                              18,966             11,966            18,470             22,249
OTHER INCOME (EXPENSE):                         ---------          ---------         ---------          ---------

Interest expense, net                              (8,306)            (1,844)          (11,821)            (4,382)
Other                                                 235               (273)              119               (450)
                                                ---------          ---------         ---------          ---------
     Total other expense,
       net                                         (8,071)            (2,117)          (11,702)            (4,832)
                                                ---------          ---------         ---------          ---------
INCOME BEFORE INCOME TAXES                         10,895              9,849             6,768             17,417
INCOME TAX EXPENSE                                  4,804              4,123             3,116              7,291
                                                ---------          ---------         ---------          ---------
NET INCOME                                      $   6,091          $   5,726         $   3,652          $  10,126
                                                =========          =========         =========          =========

      See notes to unaudited condensed consolidated financial statements.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997
                            (dollars in thousands)
                                  (unaudited)

                                                                                                    JULY 18,    JULY 12,
                                                                                                      1998        1997
                                                                                                   ---------    --------
Cash flows from operating activities:
  Net income                                                                                       $   3,652    $ 10,126
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of property and equipment                                          13,508      11,263
     Loss on sale of property and equipment                                                               85         178
     Amortization of deferred debt issuance costs                                                        700           -
     Provision for deferred income taxes                                                                 894       1,213
     Net periodic postretirement benefit expense, net of payments made                                   249         215
     Net (increase) decrease in:
         Receivables, primarily from vendors                                                          (5,212)      2,896
         Trade receivables                                                                            (1,966)          -
         Inventories                                                                                 (68,256)    (27,256)
         Prepaid expenses and other assets                                                            (2,763)     (2,145)
         Refundable income taxes                                                                      (2,919)          -
     Net increase in:
         Accounts payable                                                                             59,736      23,200
         Accrued expenses                                                                             25,457       8,232
                                                                                                   ---------    --------
         Net cash provided by operating activities                                                    23,165      27,922
                                                                                                   ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                (26,028)    (20,464)
  Proceeds from sale of property and equipment                                                         4,155         118
                                                                                                   ---------    --------
               Net cash used in investing activities                                                 (21,873)    (20,346)
                                                                                                   ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in bank overdrafts                                                                      (7,235)     (5,777)
     Proceeds from issuance of long-term debt                                                            575       5,648
     Payments on long-term debt                                                                      (97,117)     (8,567)
     Borrowings under new credit facilities                                                          325,000           -
     Payment of debt issuance costs                                                                  (17,335)          -
     Contributed capital from Advance Holding Corporation                                             10,259
     Dividend paid to Advance Holding Corporation                                                   (183,150)          -
     Other                                                                                             5,023         898
                                                                                                   ---------    --------
               Net cash provided by (used in) financing activities                                    36,020      (7,798)
                                                                                                   ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  37,312        (222)
                                                                                                   ---------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       7,447       6,932
                                                                                                   ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  44,759    $  6,710
                                                                                                   =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                                 $   5,050    $  4,891
     Income taxes paid, net of refunds received                                                        3,949       3,550
                                                                                                   =========    ========
NONCASH TRANSACTION:
     Debt issuance costs accrued                                                                   $     230    $      -
                                                                                                   =========    ========

      See notes to unaudited condensed consolidated financial statements.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997
                 (dollars in thousands, except per share data)
                                  (unaudited)

1.  BASIS OF PRESENTATION:

Advance Stores Company, Incorporated is a wholly owned subsidiary of Advance Holding Corporation (the Parent). The accompanying unaudited condensed consolidated financial statements include the accounts of Advance Stores Company, Incorporated and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of July 18, 1998 and the consolidated statements of income for the 12-week and 28-week periods ended July 18, 1998, and July 12, 1997, and the statements of cash flows for the 28-week periods ended July 18, 1998 and July 12, 1997, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 3, 1998.

The results of operations for the 12-week and 28-week periods are not necessarily indicative of the operating results for the full fiscal year.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

2.  INVENTORIES:

Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Inventories consist of the following:

                                                     JULY 18,           JANUARY 3,
                                                       1998               1998
                                                     --------           --------
Replacement cost                                     $347,023           $280,267
Reserve to state inventories at LIFO                    4,524              2,274
                                                     --------           --------
Inventories at LIFO                                   351,547            282,541
Other reserves                                         (3,024)            (2,274)
                                                     --------           --------
                                                     $348,523           $280,267
                                                     ========           ========

3.  OTHER ASSETS:

As of July 18, 1998, other assets include deferred debt issuance costs of $16,845, net of accumulated amortization of $607. Such costs are being amortized over the term of the related debt (6 to 10 years).

4.  STOCK OPTIONS:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations on accounting for its employees' participation in the Parent's employee stock options and awards. Under APB 25, compensation expense of stock options is measured as the excess, if any, of the fair market value of the Parent's common stock at the measurement date over the exercise price.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

5.  RECAPITALIZATION:

On April 15, 1998, Advance Holding Corporation (the Parent) consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the Merger Agreement). In connection with the Merger, the Parent's Board of Directors authorized a 12,500 to 1 split of the Parent's common stock and a change in the par value of the Parent's common stock from $100 to $.01 per share. Pursuant to the Merger Agreement, AHC Corporation (AHC), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated (FS&Co.), merged into the Parent (the Merger), with the Parent as the surviving corporation. In the Merger, a portion of the Parent's common stock and all its preferred stock were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options for 500,000 shares of the Parent's common stock. Certain shares representing approximately 14% of the Parent's outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC which was converted in the Merger into approximately 64% of the Parent's outstanding common stock and Ripplewood Partners, L.P. and its affiliates (Ripplewood) purchased approximately $20,000 of the common stock of AHC which was converted in the merger into approximately 16% of the Parent's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Parent's outstanding common stock.

On April 15, 1998, the Company entered into a new bank credit facility that provides for (i) three senior secured term loan facilities in the aggregate amount of $250,000 and (ii) a secured revolving credit facility of up to $125,000. At the closing of the Merger, $125,000 was borrowed under one of the term loan facilities. On April 15, 1998, the Company also issued $200,000 of senior subordinated notes and the Parent issued approximately $60,000 of senior discount debentures. Proceeds from the new bank facility and senior subordinated notes were used to pay a $183,000 dividend to the Parent and to extinguish a substantial portion of the Company's long-term debt.

The Merger, the dividend, the retirement of debt, borrowings under the new bank credit facility, the Parent's issuance of the senior discount debentures and the Company's issuance of the senior subordinated notes collectively represent the "Recapitalization". The Recapitalization transactions effecting the Company have been accounted for as the issuance of debt, the repayment of intercompany debt to affiliated company (the Parent, Note 6) and as a dividend to the Parent for financial reporting purposes.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

Concurrent with the Recapitalization, the Company paid $11,500 in bonuses to certain employees, including executive officers. In addition, the Company incurred expenses of $2,505, primarily professional services, related to the Recapitalization, of which $1,600 has been allocated to the Company by the Parent for expenses incurred by the Parent on behalf of the Company. Such bonuses and expenses are presented as expenses associated with the Recapitalization of the Parent in the accompanying unaudited condensed consolidated statement of income for the 12-week and 28-week periods ending July 18, 1998.

The Company has deferred $17,365 of debt issuance costs related to the new debt incurred in connection with the Recapitalization.

As of July 18, 1998, accrued expenses include $318 of accrued liabilities related to the Recapitalization, which include the Company's estimate of certain unpaid professional services.

In connection with the Recapitalization, FS&Co. and an affiliate of Ripplewood collectively received a $5,000 fee for negotiating the Recapitalization, advisory and consulting services, arranging financing and raising equity funding. Approximately $3,935 of the fee has been recorded by the Company, with $2,935 classified as deferred debt issuance costs and $1,000 charged to expenses associated with the Recapitalization of the Parent. Approximately $1,065 of the fee has been recorded by the Parent.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

6.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                   JULY 18,         JANUARY 3,
                                                                                    1998              1998
                                                                                 ---------         ---------
Senior debt-
  Delayed draw facilities                                                          $     -          $      -
  Revolving facility                                                                     -                 -
  Tranche B facility                                                                125,000                -
  Revolving notes payable to affiliated company, repaid in
    April 1998                                                                            -           46,856
  Revolving note payable to affiliated company, repaid in
    April 1998                                                                            -           47,764
McDuffie County Authority taxable industrial development
    revenue bonds, interest at an adjustable rate (5.55% at July 18,
    1998)                                                                            10,000           10,000
  Other notes payable to affiliated company, repaid in April 1998                         -            1,922
Subordinated Debt-
  Subordinated notes payable, interest due semi-annually at
  10.25%, commencing on October 15, 1998, due April 2008                            200,000                -
                                                                                   --------         --------
               Total long-term debt                                                 335,000          106,542
Less - Current portion of long-term debt                                                  -                -
                                                                                   --------         --------
Long-term debt, excluding current portion                                          $335,000         $106,542
                                                                                   ========         ========

The terms of the McDuffie County Authority taxable industrial development revenue bonds remain unchanged from January 3, 1998, except that the letter of credit obtained in connection with the issuance of these bonds has been cancelled. The bonds are now secured by the letter of credit obtained in connection with the Revolving Credit Facility.

The delayed draw facilities, new revolving facility and Tranche B facility (New Credit Facility) are with a syndicate of banks. The New Credit Facility provides for the Company to borrow up to $375,000 in the form of senior secured credit facilities, consisting of (i) $50,000 senior secured delayed draw term loan facility (the Delayed Draw Facility I), (ii) $75,000 senior secured delayed draw term loan facility (the Delayed Draw Facility II) and, together with the Delayed Draw Facility I, (the Delayed Draw Facilities), (iii) a $125,000 Tranche B senior secured term loan facility (the Tranche B Facility), and (iv) a $125,000 senior secured revolving credit facility (the Revolving Facility). The Revolving Facility has a letter of credit sublimit of $25,000. Amounts available under the Delayed Draw Facilities and the Revolving Facility are subject to a borrowing base formula based on a specified percentage of the Company's eligible inventory.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

The Delayed Draw Facilities mature April 2004. The Tranche B Facility matures in April 2006. These term facilities provide for nominal annual amortization in the first five years and amortization of $149.0 million in 2004, $60.0 million in 2005 and $30.0 million in 2006. The Revolving Facility will mature in April 2004.

Borrowings under the New Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of Excess Cash Flow (as defined), (b) the net cash proceeds of all asset sales or other dispositions of property (as defined),
(c) the net proceeds of issuances of debt obligations and, (d) the net proceeds of issuance of equity securities. Excess Cash Flow is defined as the excess of
(A) the sum of (i) consolidated net income (excluding certain gains or losses and restricted payments made to the Parent), (ii) depreciation, amortization and other non-cash charges, (iii) any decrease in Net Working Capital (as defined),
(iv) increases in deferred revenues, and (v) proceeds of certain indebtedness incurred, over (B) the sum of (a) any non-cash gains, (b) any increases in Net Working Capital, (c) decreases in consolidated deferred revenues, (d) capital expenditures, and (e) repayments of indebtedness (subject to certain exceptions).

For the first four fiscal quarters after April 1998, the interest rates under the Delayed Draw Facilities and the Revolving Facility are based, at the option of the Company, on either a eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. Thereafter, the interest rates under the Delayed Draw Facilities and the Revolving Facility will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing Total Debt to EBITDA ratio, as defined. The initial margins will be 2.25% and 1.25% for eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's Total Debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B Facility is based, at the option of the Company, on a eurodollar rate plus 2.5% or a base rate plus 1.5% (8.2% at July 18, 1998). A commitment fee of 0.50% per annum will be charged on the unused portion of the New Credit Facility.

The New Credit Facility is guaranteed by the Parent and is secured by substantially all of the assets of the Parent and the Company. The New Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others, (i) declare dividends or redeem or repurchase capital stock (ii) prepay, redeem or purchase debt, (iii) incur liens or engage in sale-leaseback transactions, (iv) make loans and investments, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) change the nature of the business conducted by the Company and its subsidiaries, (x) change the passive holding company status of the Parent and (xi) amend existing debt agreements. The Company is required to comply with financial covenants with respect to (a) a maximum leverage ratio, (b) a minimum interest coverage ratio, and (c) a minimum retained cash earnings test.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

The $200,000 Senior Subordinated Notes (the Notes) mature on April 15, 2008 and will bear interest at the rate of 10.25% per annum, payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003 in cash at the redemption prices (as defined), plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption; and provided further, that such redemption shall occur within 90 days of the date of the closing of such equity offering.

Upon the occurrence of a change of control, (as defined), each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at an offering price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Notes are guaranteed by a wholly owned subsidiary, LARALEV, INC. which holds certain trademarks and tradenames and other intangible assets for which it receives royalty income from the Company. The Notes contain certain covenants that limit, among other things, the ability of the Company to incur additional indebtedness, issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses and restrict the Company from engaging in certain mergers or consolidations and selling assets.

7.  STOCK OPTIONS:

The Parent has adopted a senior executive stock option plan and an executive stock option plan (the Option Plans), which provide for the granting of either incentive stock options or non-qualified stock options to purchase shares of the Parents common stock to officers and key employees of the Company. All options will terminate on the seventh anniversary of the Option Agreement under which they were granted if not exercised prior thereto.

Shares available for grant under the senior executive and the executive stock option plans are 507,500 and 450,000, respectively as of July 18, 1998.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

Three different types of options were granted pursuant to the Option Plans. Fixed Price Service Options will vest over a three year period in three equal installments beginning in fiscal 1999. Performance Options will be earned in installments based upon satisfaction of certain performance targets for the four year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two year period beginning in 1999, and have an exercise price that increases over time.

Options outstanding at July 18, 1998, were as follows:

                                                                                 INITIAL
                                                             NUMBER OF           EXERCISE
                                                              SHARES              PRICE
                                                            -----------        -----------
Variable Price Service Options                                397,085              $10
Performance Options                                           397,085               10
Fixed Price Service Options                                   104,580               10
                                                             --------
                                                              898,750
                                                             ========

No options were exercisable at July 18, 1998.

The Company has elected to account for employee stock option grants under APB 25 and, at year-end, is required to provide pro forma disclosures of what net income would have been had the Company adopted the new fair value method for recognition purposes under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Under APB 25, the Company did not recognize compensation expense on the issuance of its stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. Fair market value is determined by the Board of Directors of the Parent. The fair market value, as determined by the Board, did not change from the grant date to July 18, 1998.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

8.  STOCKHOLDER'S (DEFICIT) EQUITY:

Changes in stockholder's (deficit) equity for the 28-week period ended July 18, 1998, are as follows:

                                                                                  (ACCUMULATED             TOTAL
                                              COMMON            ADDITIONAL          DEFICIT)           STOCKHOLDER'S
                                              STOCK              PAID-IN            RETAINED             (DEFICIT)
                                              CLASS A            CAPITAL            EARNINGS              EQUITY
                                            -----------       ------------       --------------       --------------
Balance, January 3, 1998                       $-              $    967            $ 128,202            $ 129,169
   Dividend to Parent                           -                     -             (183,150)            (183,150)
   Contributed Capital from Parent              -                10,259                    -               10,259
   Net income                                   -                     -                3,652                3,652
                                             ------            --------            ---------            ---------
Balance, July 18, 1998                         $-              $ 11,226            $ (51,296)           $ (40,070)
                                             ======            ========            =========            =========

9.  RELATED-PARTY TRANSACTIONS:

In April, 1998, the Company sold its airplane to its Chairman of the Board, an existing stockholder, for its net book value of approximately $4,100, which approximated fair value.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

10.  CONSOLIDATED SUBSIDIARY:

The Company has a wholly owned subsidiary LARALEV, INC., that is a full and unconditional guarantor of the new notes, new term loan and revolving credit facility that the Company entered into as part of the Recapitalization. The guarantee is joint and several in addition to full and unconditional. LARALEV, INC. holds certain trademarks, tradenames and other intangible assets for which it receives royalty income from the Company. LARALEV, INC. comprises all direct and indirect subsidiaries, other than inconsequential subsidiaries, of the Company. The Company has not presented separate financial statements for LARALEV, INC. because management has determined that such information is not material to investors. Unaudited summarized financial information for this wholly owned subsidiary is as follows:


                                                          TWELVE WEEK PERIOD            TWENTY-EIGHT WEEK PERIOD
                                                                ENDED                            ENDED
                                                      -------------------------       ----------------------------
                                                        JULY 18,       JULY 12,        JULY 18,        JULY 12,
                                                          1998          1997             1998           1997
                                                      ------------   ----------       ----------     ----------
Royalty income from the Company                         $5,101          $3,935         $10,880         $ 8,718
Other income                                               645             446           1,443             976
Income from operations                                   5,742           4,297          12,312           9,598
Net income                                               3,821           8,606           8,060          12,024

                                                                               JULY 18, 1998
                                                      ------------------------------------------------------------
Current assets                                                                 $  6,609
Noncurrent assets                                                                39,413
Current liabilities                                                                 346
Noncurrent liabilities                                                                0

At July 18, 1998, current and noncurrent assets include $44,894 of receivables from the Company.

11.  CONTINGENCIES:


The employment agreements which existed at January 3, 1998 have been terminated. The Company entered into new agreements that provide severance pay benefits under certain circumstances.

Three lawsuits were filed against the Company on July 28, 1998, for wrongful death relating to an automobile accident involving an employee of the Company. Management believes that the financial exposure is covered by insurance and, accordingly, believes that the ultimate resolution of these matters will not materially affect the Company's financial position or results of operations.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997

12.  SUBSEQUENT EVENT - ACQUISITION:

On August 16, 1998, the Company and its Parent entered into an agreement and plan of merger with Sears, Roebuck and Co. (Sears) to acquire Western Auto Supply Company (Western), a wholly owned subsidiary of Sears. Western will be acquired by a newly formed, wholly owned subsidiary of the Company for $175,000 in cash and 11,474,606 shares of the Parent's common stock. In connection with the transaction, the Parent will sell 4,161,712 shares of common stock to certain current stockholders (after the Recapitalization) for $70,000 and the Company intends to incur up to $125,000 in debt financing. Upon consummation of the transaction, Sears will own approximately 40.6% of the Parent's issued and outstanding common stock. The agreement may be terminated by mutual written agreement of the parties and is subject to certain regulatory filings and approvals.

The Company has received a commitment letter to amend and restate the existing credit facilities and related covenants (Note 6) for the effects of the acquisition.

Based on the sales price per share in connection with the sale of the 4,161,712 shares referred to above, the Company estimates that it will recognize compensation expense under its Parent's stock option plans (Note 7) of approximately $700, in the remainder of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Stores Company, Incorporated (the "Company"), a wholly-owned subsidiary of Advance Holding Corporation ("Holding"), is the second largest retailer of automotive parts and accessories in the United States (based on store count) with 909 stores operating under the "Advance Auto Parts" name in 17 states as of July 18, 1998. Based on store count, the Company believes it is the largest automotive retailer in a majority of its markets. The Company serves the "do it yourself" market as well as the "do it for me" market through its commercial delivery program. The following discussion of the consolidated historical results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis covers periods before completion of the Recapitalization, as described below. The Company's first quarter consists of 16 weeks and its second quarter consists of 12 weeks.

FORWARD LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include without limitation the words "believes," "anticipates," intends," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Holding and the Company or the retail industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; Holding's and the Company's substantial leverage and debt service obligations; restrictions on Holding's and the Company's ability to pursue its business strategies imposed by restrictive loan covenants; changes in business strategy or development plans; competition; weather conditions; integration of Western Auto (as defined below); extent of the market demand for auto parts; availability of inventory supply; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees; and environmental risks. Forward-looking statements regarding revenues, EBITDA and EBITDAR are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

THE RECAPITALIZATION

     On April 15, 1998, Holding consummated its Recapitalization pursuant to an Agreement and Plan of Merger dated as of March 4, 1998. See Note 5 of Part I,
Item 1 for a detailed description of the Recapitalization.

RECENT DEVELOPMENTS

     On August 17, 1998, the Company and Holding entered into an agreement (the "Merger Agreement") to acquire Western Auto Supply Company ("Western Auto"), a Delaware corporation and wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), for $175.0 million and approximately 40% of the Common Stock of Holding (the "Acquisition"). The Merger Agreement provides that (i) Western Auto be merged with and into a subsidiary of the Company, with such subsidiary to become the surviving corporation, (ii) the issued and outstanding shares of Western Auto be converted into the right to receive in the aggregate (a) $175.0 million and (b) 11,474,606 shares of Holding's Class A common stock, $.01 par value per share, constituting approximately 40% of the outstanding Common Stock of Holding. FS&Co., Ripplewood Partners, Nicholas F. Taubman and the Taubman Trust have committed to invest an additional $70.0 million in equity to fund a portion of the cash purchase price for Western Auto. The remainder of the cash purchase price and certain transaction costs will be funded though bank debt. After the Acquisition, Sears will have the right under an amended stockholders' agreement to designate three of the nine directors of Holding.

     Based in Kansas City, Missouri, Western Auto is a specialty retailer of automotive parts and accessories and also maintains an extensive wholesale dealer network. As of August 17, 1998, Western Auto operated 590 stores in the U.S. under the "Parts America" name and 40 stores primarily in Puerto Rico under the "Western Auto" name that provide service as well as parts sales.

     The combined entity will operate domestic retail stores under the "Advance Auto Parts" name in most markets. The wholesale dealer network and Puerto Rico stores will continue to operate primarily under the "Western Auto" banner. The Company and Western Auto together will operate over 1,500 retail stores in 36 states, Puerto Rico and the U.S. Virgin Islands and will supply through its wholesale distribution center nearly 800 "dealer" stores in 48 states.

     In connection with the Merger Agreement, at the request of the Company, Sears will attempt to sell the Parts America and Western Auto credit card portfolios to a third party buyer. The Company has agreed to participate in any losses incurred as a result of the sale, but its share of such losses will not exceed $10.0 million. The Acquisition is expected to close by year end, subject to certain regulatory approvals.

RESULTS OF OPERATIONS

     The following tables set forth the statement of operations data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                    TWELVE WEEKS ENDED      TWENTY-EIGHT WEEKS ENDED
                                                       (UNAUDITED)               (UNAUDITED)
                                                  ---------------------    -------------------------
                                                  JULY 12,     JULY 18,      JULY 12,      JULY 18,
                                                    1997         1998          1997          1998
                                                  ---------    --------    ----------    -----------
                                                  (dollars in thousands)   (dollars in thousands)
Net sales                                          $196,729    $255,037      $435,880       $544,000
Cost of sales                                       121,338     156,448       268,198        332,825
                                                   --------    --------      --------       --------
Gross profit                                         75,391      98,589       167,682        211,175
Selling, general and administrative expenses         63,425      79,623       145,433        178,700
Expenses associated with recapitalization                --          --            --         14,005
                                                   --------    --------      --------       --------
Operating profit                                     11,966      18,966        22,249         18,470
Interest expense                                      1,844       8,306         4,382         11,821
Other expense, net                                      273        (235)          450           (119)
Income tax expense                                    4,123       4,804         7,291          3,116
                                                   --------    --------      --------       --------
Income                                             $  5,726    $  6,091      $ 10,126       $  3,652
                                                   ========    ========      ========       ========



                                                    TWELVE WEEKS ENDED      TWENTY-EIGHT WEEKS ENDED
                                                       (UNAUDITED)               (UNAUDITED)
                                                  ---------------------    -------------------------
                                                  JULY 12,     JULY 18,     JULY 12,       JULY 18,
                                                    1997         1998         1997          1998
                                                  ---------    --------    ----------    -----------
Net sales                                             100.0%      100.0%        100.0%         100.0%
Cost of sales                                          61.7        61.3          61.5           61.2
                                                  ---------    --------    ----------    -----------
Gross profit                                           38.3        38.7          38.5           38.8
Selling, general and administrative expenses           32.2        31.2          33.4           32.8
Expenses associated with recapitalization                --          --            --            2.6
                                                  ---------    --------    ----------    -----------
Operating profit                                        6.1         7.5           5.1            3.4
Interest expense                                        1.0         3.3           1.0            2.2
Other expense, net                                      0.1        (0.1)          0.1           (0.1)
Income tax expense                                      2.1         1.9           1.7            0.6
                                                   --------    --------      --------       --------
Income                                                  2.9%        2.4%          2.3%           0.7%
                                                  =========    ========    ==========    ===========


     Net sales consists primarily of comparable store net sales, last year store net sales, and new store net sales. New stores become part of the comparable store base on the first day of their second full fiscal year in operation.

     The Company's cost of goods sold includes merchandise costs and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in the Company's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Twelve Weeks Ended July 18, 1998 Compared to Twelve Weeks Ended July 12, 1997

     Net sales for the twelve weeks ended July 18, 1998 increased by $58.3 million, or 29.6%, to $255.0 million as compared to $196.7 million, for the comparable twelve weeks ended July 12, 1997. This increase was due to an increase in comparable store net sales of 9.4%, or $17.8 million, an increase in net sales from stores opened in fiscal 1997 of $27.3 million, the contribution of $13.2 million in net sales from stores opened in fiscal 1998. During the twelve weeks ended July 18, 1998, the Company opened 46 new stores, relocated two stores, and remodeled nine stores. As of July 18, 1998, the Company operated 909 stores as compared to 720 stores at July 12, 1997.

     Gross profit for the twelve weeks ended July 18, 1998 was $98.6 million, or 38.7% of net sales, compared with $75.4 million, or 38.3% of net sales, for the twelve weeks ended July 12, 1997. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses.

     Selling, general and administrative expenses, for the twelve weeks ended July 18, 1998, increased by $16.2 million, as compared to the twelve weeks ended July 12, 1997, and, as a percentage of net sales, decreased from 32.2% to 31.2%. This decrease, as a percent of sales, is due to the reduction in certain private company expenses which were eliminated after the Recapitalization and the elimination of an unusual medical claim which occurred in the twelve weeks ended July 12, 1997.

     Operating profit for the twelve weeks ended July 18, 1998 increased by $7.0 million, or 58.5% to $19.0 million, or 7.5% of net sales, as compared to $12.0 million, or 6.1% of net sales for the comparable twelve weeks ended July 12, 1997.

     Interest expense, for the twelve weeks ended July 18, 1998, was $8.3 million compared to $1.8 million for the twelve weeks ended July 12, 1997. The increase is due to increased debt associated with the Recapitalization and related higher interest rates.

     Income tax expense for the twelve weeks ended July 18, 1998 was $4.8 million as compared to $4.1 million for the twelve weeks ended July 12, 1997, with effective tax rates of 44.1% and 41.9%, respectively. This increase is the result of increased permanent adjustments and lower pretax earnings due to the Recapitalization.

     As a result of the above factors, the Company reported net income of $6.1 million, for the twelve weeks ended July 18, 1998, as compared to $5.7 million, for the twelve weeks ended July 12, 1997. As a percentage of sales, net income for the twelve weeks ended July 18, 1998 was 2.4% as compared to 2.9%, for the twelve weeks ended July 12, 1997.

Twenty-Eight Weeks Ended July 18, 1998 Compared to Twenty-Eight Weeks Ended July 12, 1997

     Net sales for the twenty-eight weeks ended July 18, 1998 increased by $108.1 million, or 24.8%, to $544.0 million as compared to $435.9 million, for the comparable twenty-eight weeks ended July 12, 1997. This increase was due to an increase in comparable store net sales of 6.4%, or $27.0 million, an increase in net sales from stores opened in fiscal 1997 of $62.8 million, the contribution of $19.1 million in net sales from stores opened in fiscal 1998, and a decrease in miscellaneous net sales of $0.8 million. During the twenty-eight weeks ended July 18, 1998, the Company opened 96 new stores, relocated four stores, remodeled 25 stores, and closed one store. As of July 18, 1998, the Company operated 909 stores as compared to 720 stores at July 12, 1997.

     Gross profit for the twenty-eight weeks ended July 18, 1998 was $211.2 million, or 38.8% of net sales, compared with $167.7 million, or 38.5% of net sales, for the twenty-eight weeks ended July 12, 1997. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses.

     Selling, general and administrative expenses, for the twenty-eight weeks ended July 18, 1998, increased by $33.3 million, as compared to the twenty-eight weeks ended July 12, 1997, and, as a percentage of net sales, decreased from 33.4% to 32.8%. This decrease, as a percent of sales, is due to the reduction in certain private company expenses which were eliminated after the Recapitalization and the elimination of an unusual medical claim which occurred in the twelve weeks ended July 12, 1997.

     As part of the Recapitalization, $14.0 million in expenses were incurred which related to the Recapitalization. This expense consisted of $11.5 million of bonuses paid to certain employees for past performances, $0.2 million in related employment taxes and $2.3 million for non-recurring expenses which consisted primarily of professional fees.

     Operating profit decreased from $22.2 million, or 5.1% of net sales to $18.4 million, or 3.4% of net sales for the comparable time period due to the expenses incurred with the Recapitalization. Excluding the $14.0 million in transaction expenses, operating profit increased by $10.2 million, or 46.0%, to $32.4 million, or, 6.0% of net sales, for the twenty-eight weeks ended July 18, 1998, compared to $22.2 million for the twenty-eight weeks ended July 12, 1997, due to the factors cited above.

     Interest expense, for the twenty-eight weeks ended July 18, 1998, was $11.8 million compared to $4.4 million for the twelve weeks ended July 12, 1997. The increase is due to increased debt associated with the Recapitalization and related higher interest rates.

     Income tax expense for the twenty-eight weeks ended July 18, 1998, was $3.1 million as compared to $7.3 million for the twenty-eight weeks ended July 12, 1997, with effective tax rates of 46.0% and 41.9%, respectively. This increase is the result of increased permanent adjustments and lower pretax earnings due to the Recapitalization.

     As a result of the above factors, net income of $3.7 million, for the twenty-eight weeks ended July 18, 1998, as compared to net income of 10.1 million, for the twenty-eight weeks ended July 12, 1997. As a percentage of sales, net income for the twenty-eight weeks ended July 18, 1998, was 0.7% as compared to net income of 2.3%, for the twenty-eight weeks ended July 12, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers and the development and implementation of proprietary information systems. The Company has financed its growth through a combination of internally generated funds and borrowings.

     The Company's new stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $400,000 per store. A substantial portion of these inventories are financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

     Historically, the Company has negotiated extended payment terms from suppliers to finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

     For the twenty-eight weeks ended July 18, 1998, net cash provided by operating activities was $23.2 million, which consisted primarily of net working capital of $5.3 million, depreciation and amortization of $14.2 million, and a net income of $3.7 million. Net cash used for investing activities was $21.9 million and consisted primarily of $26.0 million for capital expenditures, offset by proceeds of $4.1 million from the sale of a corporate airplane. Net cash provided by financing activities was $36.0 million and was primarily the result of the Recapitalization. See "--The Recapitalization."

     The Company intends to fund the Acquisition with the issuance to Sears of 11,474,606 shares of Holding's Class A Common Stock, additional borrowings of $125.0 million under a new term loan facility under the Credit Facility and the sale of approximately $70.0 million of Holding Common Stock to existing stockholders of Holding. The new term loan facility will mature on April 15, 2006 and will have nominal amortization until 2004, with amortization of $30.0 million in 2004, $60.0 million in 2005 and $30.0 million in 2006.

     The Company believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next several years. The Company has outstanding indebtedness consisting of $200.0 million of Series A Notes, borrowings of $135.0 million under the New Credit Facility and the IRB. Holding has outstanding $62.0 million of Debentures. The Series A Notes bear, and the Series B Notes will bear, interest at a rate of 10.25%, payable semiannually, and require no principal payments until maturity. The $10.0 million principal amount IRB bears interest at a variable rate and will require no principal payments until maturity in November 2002. In addition to its operating cash flow, the Company has access to a total of $250.0 million through the New Credit Facility. The New Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings of approximately $125.0 million, a minimal amount of which was drawn (including in connection with the replacement of outstanding letters of credit in the amount of approximately $2.0 million) in connection with the Recapitalization, and (iii) a $125.0 million delayed draw term loan $50.0 million of which is available to the Company through October 15, 1999 and $75.0 million of which is available to the Company through April 15, 2001. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $149.0 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. None of the delayed draw term loans have been drawn in connection with the Recapitalization. The loans under the New Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula which is based on certain percentages of the Company's inventories. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion and funding of working capital. Borrowings under the New Credit Facility are required to be prepaid, subject to certain exceptions, with
(a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 360 days of such sale and (ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the

Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the New Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future.

     The Company's business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, the Company's business is affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

YEAR 2000 CONVERSION

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has appointed an internal Year 2000 project manager and remediation team and has adopted a four phase approach of assessment, remediation, testing, and contingency planning. The scope of the project includes all internal software, hardware, operating systems, and assessment of risk to the business from vendors and other partners' Year 2000 issues. The assessment of all internal systems has been completed, the remediation and testing phases are in progress, and contingency planning for certain information technology systems has begun. The Company believes that this approach of assessment (including prioritization by business risk), remediation (including conversions to new software), testing of necessary changes, and contingency planning will minimize the business risk of year 2000 from internal systems.

     The Company is utilizing internal and external resources to correct, replace, and test its software for Year 2000 compliance and plans to complete the Year 2000 project no later than June 30, 1999. The total cost of the Year 2000 project is estimated at $3.7 million. Of the total project cost, approximately $1.0 million represents the purchase of new software and hardware which will be capitalized. The remaining will be expensed as incurred during 1998 and 1999. As of the end of the Company's second quarter, the Company has spent approximately $0.9 million on the Year 2000 project.

     Ongoing communications have been established with almost all vendors and other partners to monitor their progress in resolving Year 2000 issues, most of which the Company believes, are making substantial progress. However, the Company cannot guarantee that Year 2000 related systems issues of its business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect.

     The Company has already begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur. For certain, but not all, information technology systems, contingency plans are in place. Elements of the Company's contingency plans will include: switching of vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

     The cost and time estimated for the Year 2000 project are based on the Company's best estimates. There can be no guarantee that these estimates will be achieved and that planned results will be achieved. Risks factors include, but are not limited to, the retention of internal and external resources dedicated to the project, the timely delivery of software corrections from external vendors, and the successful completion of key business partners' Year 2000 projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not Applicable.


                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 5, 1997, Joe C. Proffitt, Jr. on behalf of himself and all others in the States of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from the Company from November 1, 1991 to November 5, 1997, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee at Dandridge, alleging the sale by the Company of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages.

     An appeal has been taken in connection with the November 1996 and the October 1997 decisions in a federal district court restricting the Company from opening stores under the "Advance Auto Parts" name in a single county in Kentucky. In addition, the court granted summary judgment in favor of the Company in connection with various infringement and unfair competition claims brought by the appellant. The appellant is seeking to overturn parts of the court's decisions regarding the appellant's inability to cancel two of the Company's trademark registrations and to obtain relief on the infringement and unfair competition claims.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The damages claimed against the Company in some of these litigations are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate they will result in liabilities material to the Company's consolidated financial condition, results of operations or cash flow.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADVANCE STORES COMPANY, INCORPORATED,
                              a Virginia corporation


September 1, 1998                   By: /s/ J. O'Neil Leftwich
                                        ----------------------
                                        J. O'Neil Leftwich
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)