Form 10-Q
period 1998-10-10
ADVANCE STORES CO INC
filed 1998-11-24
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 10, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ________ TO ________.

                      COMMISSION FILE NUMBER - 333-56013

                                 ____________

                     ADVANCE STORES COMPANY, INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 _____________


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

Yes [_] No [_]

     The number of shares of Class A Common Stock, par value $100 per share, outstanding (the only class of common stock of the Company outstanding) was 273 as of October 31, 1998.

================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                      Twelve Weeks Ended October 10, 1998

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.     FINANCIAL INFORMATION

            Item 1.  Condensed Consolidated Financial Statements of Advance Stores Company,
                     Incorporated and Subsidiaries (Unaudited)

                     Condensed Consolidated Balance Sheets as of October 10, 1998 and
                     January 3, 1998.............................................................  1

                     Condensed Consolidated Statements of Income for the
                     Twelve Weeks Ended October 10, 1998 and October 4, 1997 and for the
                     Forty Weeks Ended October 10, 1998 and October 4, 1997......................  2

                     Condensed Consolidated Statements of Cash Flows for the Forty Weeks
                     Ended October 10, 1998 and October 4, 1997..................................  3

                     Notes to Unaudited Condensed Consolidated Financial Statements..............  5

            Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations....................................................... 13

            Item 3.  Quantitative and Qualitative Disclosures About Market Risks................. 20


PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings............................................................ 21

            Item 2. Changes in Securities and Use of Proceeds.................................... 21

            Item 3. Defaults Upon Senior Securities.............................................. 21

            Item 4. Submission of Matters to a Vote of Security Holders.......................... 21

            Item 5. Other Information............................................................ 21

            Item 6. Exhibits and Reports on Form 8-K............................................. 21

SIGNATURE........................................................................................S-1

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS -- OCTOBER 10, 1998 AND JANUARY 3, 1998
                            (dollars in thousands)

                                    Assets                                               October 10,      January 3,
                                                                                            1998             1998
                                                                                         -----------      -----------
                                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents...........................................................      $ 36,940        $  7,447
  Receivables, primarily from vendors.................................................        23,515          19,117
  Trade receivables...................................................................         5,672           3,359
  Inventories.........................................................................       363,113         280,267
  Prepaid expenses and other current assets...........................................         9,603           2,893
  Refundable income taxes.............................................................         1,752             168
                                                                                            --------        --------
     Total current assets.............................................................       440,595         313,251
Property and equipment, net of accumulated amortization and depreciation of...........
  $96,260 and $77,940.................................................................       146,881         134,896
Other assets, net of accumulated amortization of $1,139 and $0........................        19,766           2,054
                                                                                            --------        --------
                                                                                            $607,242        $450,201
                                                                                            ========        ========

                LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Bank overdrafts.....................................................................      $     --        $  7,235
  Borrowings secured by trade receivables.............................................         5,672           3,359
  Current portion of deferred revenue.................................................         2,256           1,530
  Accounts payable....................................................................       217,415         157,096
  Accrued expenses....................................................................        61,378          27,762
  Deferred income taxes...............................................................         2,932           3,133
                                                                                            --------        --------
     Total current liabilities........................................................       289,653         200,115
                                                                                            --------        --------
Long-term debt........................................................................       335,000         106,542
                                                                                            --------        --------
Deferred revenue......................................................................         1,638             693
                                                                                            --------        --------
Deferred income taxes.................................................................        14,327          12,839
                                                                                            --------        --------
Post-retirement benefits..............................................................         1,198             843
                                                                                            --------        --------
STOCKHOLDER'S (DEFICIT) EQUITY:
  Common stock, Class A, voting, $100 par value; 5,000 shares authorized; 273
    shares issued and outstanding.....................................................            27              27
  Additional paid-in capital..........................................................        11,199             940
  Outstanding stock options...........................................................         3,431              --
  Unamortized stock option compensation...............................................        (3,188)             --
  (Accumulated deficit) retained earnings.............................................       (46,043)        128,202
                                                                                            --------        --------
     Total stockholder's (deficit) equity.............................................       (34,574)        129,169
                                                                                            --------        --------
                                                                                            $607,242        $450,201
                                                                                            ========        ========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the Twelve and Forty Week Periods Ended
                     October 10, 1998 and October 4, 1997
                            (dollars in thousands)
                                  (Unaudited)

                                                             Twelve Week Period Ended           Forty Week Period Ended
                                                         ------------------------------     --------------------------------
                                                           October 10,     October 4,        October 10,        October 4,
                                                              1998            1997              1998              1997
                                                         ------------     -------------     -------------     --------------
Net sales...............................................    $ 258,839         $ 206,409         $ 802,839          $ 642,289
Cost of sales...........................................      160,464           128,692           493,289            396,890
                                                            ---------         ---------         ---------          ---------
     Gross profit.......................................       98,375            77,717           309,550            245,399
Selling, general, and administrative expenses...........       81,189            67,370           259,889            212,803
Costs associated with the recapitalization of the
      Parent............................................          225                --            14,230                 --
                                                            ---------         ---------         ---------          ---------
         Operating income...............................       16,961            10,347            35,431             32,596
                                                            ---------         ---------         ---------          ---------

Other income (expense):
     Interest expense...................................       (8,287)           (1,511)          (20,108)            (5,893)
     Other..............................................          470              (215)              589               (665)
                                                            ---------         ---------         ---------          ---------
         Total other expense, net.......................       (7,817)           (1,726)          (19,519)            (6,558)
                                                            ---------         ---------         ---------          ---------
Income before income taxes..............................        9,144             8,621            15,912             26,038
Income tax expense......................................        3,891             3,609             7,007             10,900
                                                            ---------         ---------         ---------          ---------
Net income..............................................     $  5,253         $   5,012         $   8,905          $  15,138
                                                            =========         =========         =========          =========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     FORTY WEEK PERIOD ENDED
                                                                             ---------------------------------------
                                                                               OCTOBER 10, 1998      OCTOBER 4, 1997
                                                                             ------------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................................  $   8,905                 $ 15,138
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of property and equipment..................     19,993                   16,328
    Loss on sale of property and equipment...................................        100                      275
    Amortization of deferred debt issuance costs.............................      1,283                       --
    Amortization of stock option compensation................................        243                       --
    Provision for deferred income taxes......................................      1,287                    1,717
    Net periodic postretirement benefit expense, net of payments made........        355                      307
    Net (increase) decrease in:
       Receivables, primarily from vendors...................................     (4,398)                   1,906
       Trade receivables.....................................................     (2,313)                      --
       Inventories...........................................................    (82,846)                 (40,617)
       Prepaid expenses and other assets.....................................     (7,431)                  (2,847)
       Refundable income taxes...............................................     (1,584)                      --
    Net increase in:
       Accounts payable......................................................     60,319                   35,909
       Accrued expenses......................................................     32,377                   14,728
                                                                               ---------                 --------
          Net cash provided by operating activities..........................     26,290                   42,844
                                                                               ---------                 --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment........................................    (36,234)                 (29,749)
  Proceeds from sale of property and equipment...............................      4,156                      132
                                                                               ---------                 --------
          Net cash used in investing activities..............................    (32,078)                 (29,617)
                                                                               ---------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdrafts................................................     (7,235)                  (2,381)
  Proceeds from issuance of long-term debt...................................        575                    1,820
  Payments on long-term debt.................................................    (97,117)                 (12,710)
  Borrowings under new credit facilities.....................................    325,000                       --
  Payment of debt issuance costs.............................................    (17,717)                      --
  Contributed capital from Advance Holding Corporation.......................     10,259                       --
  Dividend paid to Advance Holding Corporation...............................   (183,150)                      --
  Other......................................................................      4,666                       42
                                                                               ---------                 --------
          Net cash provided by (used in) financing activities................     35,281                  (13,229)

                                                     Continued on following page

                                                                                     FORTY WEEK PERIOD ENDED
                                                                             ---------------------------------------
                                                                               OCTOBER 10, 1998      OCTOBER 4, 1997
                                                                             ------------------      ---------------
Net increase (decrease) in cash and cash equivalents.........................       29,493                     (2)
Cash and cash equivalents at beginning of period.............................        7,447                  6,932
                                                                                  --------               --------
Cash and cash equivalents at end of period...................................     $ 36,940               $  6,930
                                                                                  ========               ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid...........................................................     $  8,271               $  6,502
                                                                                  ========               ========
     Income taxes paid, net of refunds received..............................     $  6,222               $  5,536
                                                                                  ========               ========
NON-CASH TRANSACTION:
     Debt issuance and acquisition costs accrued at October 10, 1998.........     $  1,239               $     --
                                                                                  ========               =========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

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

     The condensed consolidated balance sheet as of October 10, 1998 and the consolidated statements of income for the 12-week and 40-week periods ended October 10, 1998, and October 4, 1997, and the statements of cash flows for the 40-week periods ended October 10, 1998 and October 4, 1997, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the 12-week and 40-week periods arc not necessarily indicative of the operating results to be expected for the full fiscal year.

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

                                                        October 10,   January 3,
                                                           1998          1998
                                                        ----------    ----------

            Replacement cost..........................   $360,763      $280,267
            Reserve to state inventories at LIFO......      5,374         2,274
                                                        ----------    ----------
            Inventories at LIFO.......................    366,137       282,541
            Other reserves............................     (3,024)       (2,274)
                                                        ----------    ----------
                                                         $363,113      $280,267
                                                        ==========    ==========

     As of October 10, 1998 and January 3, 1998 replacement cost approximates using the first-in, first-out (FIFO) method.

3.   OTHER ASSETS:

     As of October 10, 1998, other assets include deferred debt issuance costs of $17,607. Such costs are being amortized over the term of the related debt (6 to 10 years). Other assets also include certain transaction costs of $1,235 relating to the acquisition (Note 12).

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                                  (CONTINUED)

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

5.   RECAPITALIZATION:

     On April 15, 1998, Advance Holding Corporation (the Parent) consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the Merger Agreement). In connection with the Merger, the Parent's Board of Directors authorized a 12,500 to 1 split of the Parent's common stock and a change in the par value of the Parent's common stock from $100 to $.01 per share. Pursuant to the Merger Agreement, AHC Corporation ("AHC"), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated (FS&Co.), merged into the Parent (the Merger), with the Parent as the surviving corporation. In the Merger, a portion of the Parent's common stock and all its preferred stock were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options for 500,000 shares of the Parent's common stock. Certain shares representing approximately 14% of the Parent's outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC, which was converted in the Merger into approximately 64% of the Parent's outstanding common stock, and Ripplewood Partners, L.P., and its affiliates ("Ripplewood") purchased approximately $20,000 of the common stock of AHC, which was converted in the merger into approximately 16% of the Parent's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Parent's outstanding common stock.

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

     Concurrent with the Recapitalization, the Company paid $11,500 in bonuses to certain employees, including executive officers. In addition, the Company incurred expenses of $2,730, primarily professional services, related to the Recapitalization, of which $1,808 has been allocated to the Company by the Parent for expenses incurred by the Parent on behalf of the Company. Such bonuses and expenses are presented as expenses associated with the Recapitalization of the Parent in the accompanying unaudited condensed consolidated statement of income for the 12-week and 40-week periods ending October 10, 1998.

     The Company has deferred $17,521 of debt issuance costs related to the new debt incurred in connection with the Recapitalization.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                                  (CONTINUED)

     As of October 10, 1998, accrued expenses include $586 of accrued liabilities related to the Recapitalization, which include the Company's estimate of certain unpaid professional services, and $986 of accrued liabilities for certain transaction costs relating to the acquisition (Note 12).

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

6.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                                         October 10,     January 3,
                                                                                            1998           1998
                                                                                        ------------    ------------
SENIOR DEBT:
Delayed draw facilities............................................................     $         --    $         --
Revolving facility.................................................................               --              --
Tranche B facility.................................................................          125,000              --
Revolving notes payable to affiliated company, repaid in April 1998................               --          46,856
Revolving note payable to affiliated company, repaid in April 1998.................               --          47,764
McDuffie County Authority taxable industrial development revenue bonds, interest at
 an adjustable rate (5.45% at October 10, 1998)....................................           10,000          10,000
Other notes payable to affiliated company, repaid in April 1998....................               --           1,922
SUBORDINATED DEBT:
Subordinated notes payable, interest due semi-annually at 10.25%, commencing on
 October 15, 1998, due April 2008..................................................          200,000              --
                                                                                        ------------    ------------
Total long-term debt...............................................................          335,000         106,542
Less -- Current portion of long-term debt..........................................               --              --
                                                                                        ------------    ------------
Long-term debt, excluding current portion..........................................         $335,000        $106,542
                                                                                        ============    ============


     The terms of the McDuffie County Authority taxable industrial development revenue bonds remain unchanged from January 3, 1998, except that the letter of credit obtained in connection with the issuance of these bonds has been canceled. The bonds are now secured by the letter of credit obtained in connection with the Revolving Credit Facility.

     The delayed draw facilities, new revolving facility and Tranche B facility (New Credit Facility) are with a syndicate of banks. The New Credit Facility provides for the Company to borrow up to $375,000 in the form of senior secured credit facilities, consisting of (i) $50,000 senior secured delayed draw term loan facility (the Delayed Draw Facility I), (ii) $75,000 senior secured delayed draw term loan facility (the Delayed Draw Facility II) and, together with the Delayed Draw Facility I, (the Delayed Draw Facilities), (iii) a $125,000 Tranche B senior secured term loan facility (the Tranche B Facility), and (iv) a $125,000 senior secured revolving credit facility (the Revolving Facility). The Revolving Facility has a letter of credit sublimit of $25,000. Amounts available under

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                                  (CONTINUED)

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

     For the first four fiscal quarters after April 1998, the interest rates under the Delayed Draw Facilities and the Revolving Facility are based, at the option of the Company, on either a eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. Thereafter, the interest rates under the Delayed Draw Facilities and the Revolving Facility will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing Total Debt to EBITDA ratio, as defined. The initial margins will be 2.25% and 1.25% for eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's Total Debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B Facility is based, at the option of the Company, on a eurodollar rate plus 2.5% or a base rate plus 1.5% (8.125% at October 10, 1998). A commitment fee of 0.50% per annum will be charged on the unused portion of the New Credit Facility.

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

     The $200,000 Senior Subordinated Notes (the Notes) mature on April 15, 2008 and will bear interest at the rate of 10.25 % per annum, payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003 in cash at the redemption prices (as defined), plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                                  (CONTINUED)

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

     The Notes are guaranteed by a wholly owned subsidiary, LARALEV, INC., which holds certain trademarks and tradenames and other intangible assets for which it receives royalty income from the Company. The Notes contain certain covenants that limit, among other things, the ability of the Company to incur additional indebtedness, issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses and restrict the Company from engaging in certain mergers or consolidations and selling assets.

7.   STOCK OPTIONS:

     The Parent has adopted a senior executive stock option plan and an executive stock option plan (the Option Plans), which provide for the granting of either incentive stock options or non-qualified stock options to purchase shares of the Parent's common stock to officers and key employees of the Company. All options will terminate on the seventh anniversary of the Option Agreement under which they were granted if not exercised prior thereto.

     Shares available for grant under the senior executive and the executive stock option plans are 507,500 and 450,000, respectively as of October 10, 1998.

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

Options outstanding at October 10, 1998, were as follows:

                                                         Number of Shares       Initial Exercise Price
                                                       ---------------------    ----------------------
            Variable Price Service Options............        397,085                    $10
            Performance Options.......................        397,085                     10
            Fixed Price Service Options...............        104,580                     10
                                                       ---------------------
                                                              898,750
                                                       =====================

     No options were exercisable at October 10, 1998.

     The Company has elected to account for employee stock option grants under APB 25 and, at year-end, is required to provide pro forma disclosures of what net income would have been had the Company adopted the new fair value method for recognition purposes under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Under APB 25, the Company did not recognize compensation expense on the issuance of its stock options because the exercise price equaled the fair market value of the

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                                  (CONTINUED)

underlying stock on the grant date. Fair market value is determined by the Board of Directors of the Parent. The fair market value of the stock changed to $16.82 per share in August 1998 based upon the commitment from stockholders of the Parent to purchase certain shares in connection with the acquisition (Note 12). The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Price Service Options is recorded as outstanding stock options and unamortized stock option compensation in stockholder's (deficit) equity. This compensation is amortized to expense over the vesting periods. Compensation expense related to these Options of $243 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the twelve week and forty week periods ended October 10, 1998.

8.   STOCKHOLDER'S (DEFICIT) EQUITY:

     Changes in stockholder's (deficit) equity for the 40-week period ended October 10, 1998, are as follows:

                                                                         OUTSTANDING    UNAMORTIZED  (ACCUMULATED     TOTAL
                                                  COMMON     ADDITIONAL    STOCK        STOCK OPTION   DEFICIT)    STOCKHODER'S
                                                  STOCK       PAID-IN      COMPEN-        COMPEN-      RETAINED     (DEFICIT)
                                                 CLASS A      CAPTIAL      SATION         SATION       EARNINGS      EQUITY
                                                 -------     ----------  -----------    ----------  ------------   ------------
Balance, January 3, 1998 as previously
 reported......................................    --          $   967      $   --         $   --      $ 128,202     $ 129,169
Effect of stock split-up.......................    27              (27)         --             --             --            --
                                                 -------     ----------  -----------    ----------  ------------   ------------
Balance, January 3, 1998 as adjusted...........    27              940          --             --        128,202       129,169
 Dividend to Parent............................    --               --          --             --       (183,150)     (183,150)
 Contributed Capital from Parent...............    --           10,259          --             --             --        10,259
 Unamortized stock option compensation.........    --               --       3,431         (3,431)            --            --
 Amortization of stock option compensation.....    --               --          --            243             --           243
 Net income....................................    --               --                                     8,905         8,905
                                                 -------     ----------  -----------    ----------  ------------   ------------
Balance, October 10, 1998......................   $27          $11,199     $ 3,431       $ (3,188)     $ (46,043)    $ (34,574)
                                                 =======     ==========  ===========    ==========  ============   ============

9.   RELATED-PARTY TRANSACTIONS:

     In April, 1998, the Company sold its airplane to its Chairman of the Board, an existing stockholder, for its net book value of approximately $4,100, which approximated fair value.

10.  CONSOLIDATED SUBSIDIARY:

     The Company has a wholly owned subsidiary LARALEV, INC., that is a guarantor of the subordinated notes, new term loan and revolving credit facility that the Company entered into as part of the Recapitalization. The guarantee is joint and several in addition to full and unconditional. LARALEV, INC. holds certain trademarks, tradenames and other intangible assets for which it receives royalty income from the Company. LARALEV, INC. comprises all direct and indirect subsidiaries, other than inconsequential subsidiaries, of the Company. The Company has not presented separate financial statements for LARALEV, INC. because management has determined that such information is not material to investors.

             ADVANCE STORES COMPANY INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                                  (CONTINUED)

     Unaudited summarized financial information for this wholly owned subsidiary is as follows:

                                                        TWELEVE WEEK PERIOD ENDED                    FORTY WEEK PERIOD ENDED
                                                 --------------------------------------       --------------------------------------

                                                 October 10, 1998       October 4, 1997       October 10, 1998       October 4, 1997

                                                 ----------------       ---------------       ----------------       ---------------

Royalty income from the Company................       $5,178                 $4,128                 $16,058              $12,846
Other income...................................          798                    493                   2,241                1,469
Income from operations.........................        5,968                  4,615                  18,281               14,213
Net income.....................................        3,997                  2,977                  12,058                9,169

                                                                               October 10, 1998
                                                                               ----------------
Current assets.............................................................         $ 5,863
Noncurrent assets..........................................................          43,938
Current liabilities........................................................             128
Noncurrent liabilities.....................................................               0

     At October 10, 1998, current and noncurrent assets include $49,457 of receivables from the Company.

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

12.  SUBSEQUENT EVENT - ACQUISITION:

     On August 17, 1998, the Company and its Parent entered into an agreement and plan of merger with Sears, Roebuck and Co. (Sears) to acquire Western Auto Supply Company (Western), a wholly owned subsidiary of Sears. Western was acquired on November 2, 1998, by a newly formed, wholly owned subsidiary of the Company for $175,000 in cash and 11,474,606 shares of the Parent's common stock. In connection with the transaction, the Parent sold 4,161,712 shares of common stock to certain current stockholders (after the Recapitalization) for $70,000 and the Company borrowed $90,000 under a new senior credit facility with substantially the same terms as the current Tranche B facility. The remainder of the $175,000 was funded through cash on hand. The Company estimates it will incur transaction related costs of approximately $10,000. As a result of the transaction, Sears owns approximately 40.6% of the Parent's issued and outstanding common stock. The newly formed, wholly owned subsidiary will become a full and unconditional, joint and several guarantor of the subordinated notes and bank credit facilities.

             ADVANCE STORES COMPANY INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND FORTY WEEK PERIODS ENDED OCTOBER 10, 1998 AND OCTOBER 4, 1997
                                  (CONTINUED)

     The Board of Directors declared a stock split-up effected as a dividend of authorized but unissued Company common stock to the stockholders of record as of October 30, 1998, payable at a rate of 272 shares on the one issued and outstanding share of Company common stock, for a total of 273 shares of Company common stock. As such, the par value of $100 per share was unchanged and thereby increasing capital stock by $27 with a corresponding reduction in additional paid-in capital. The effect of the stock split-up effected as a dividend has been applied retroactively to all periods presented in these financial statements.

     Under the terms of a shared services agreement, Sears will provide certain services to the Company, including payroll and payable processing, among other services, until such activities are transitioned to the Company, which the Company expects to occur in fiscal 1999. In addition, the Company and Sears have entered into merchant agreements that provide for the acquired stores to honor certain Sears and Western Auto credit cards for periods defined in the agreements. The Company and Sears have also entered into agreements that provide for the acquired stores to continue to purchase and carry certain Sears branded products during periods defined in the agreements. The Company will also become a first-call supplier of certain automotive products to certain Sears Automotive Group stores.

     The Company and Sears have entered into an agreement that provides for the Company to lease certain employees to Sears to perform all operations and services that were previously performed by Western Auto and its affiliates with respect to certain credit card operations for stores in Puerto Rico. In addition, the Company will continue to provide certain services to Sears that were previously performed by Western until such services are transitioned to Sears.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Stores Company, Incorporated (the "Company"), a wholly-owned subsidiary of Advance Holding Corporation ("Holding"), is the second largest retailer of automotive parts and accessories in the United States (based on store count) with 936 stores operating under the "Advance Auto Parts" name in 17 states as of October 10, 1998. Based on store count, the Company believes it is the largest automotive retailer in a majority of its markets. The Company serves the "do it yourself" market as well as the "do it for me" market through its commercial delivery program. The following discussion of the consolidated historical results of operations and financial condition of the Company should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis covers periods before completion of the Recapitalization, as described below. The Company's first quarter consists of 16 weeks and its second and third quarters consist of 12 weeks.

FORWARD LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Holding and the Company or the retail industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; Holding's and the Company's substantial leverage and debt service obligations; restrictions on Holding's and the Company's ability to pursue its business strategies imposed by restrictive loan covenants; changes in business strategy or development plans; competition; weather conditions; integration of Western Auto (as defined below); extent of the market demand for auto parts; availability of inventory supply; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees; and environmental risks. Forward-looking statements regarding revenues, expenses, cash flows and liquidity are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

THE RECAPITALIZATION

     On April 15, 1998, Holding consummated its Recapitalization pursuant to an Agreement and Plan of Merger dated as of March 4, 1998. See Note 5 of Part I,
Item 1 for a detailed description of the Recapitalization.

RECENT DEVELOPMENTS

     On August 17, 1998, the Company and Holding entered into an agreement and plan of merger with Sears, Roebuck and Co. ("Sears") to acquire Western Auto Supply Company ("Western Auto"), a wholly owned subsidiary of Sears. Western was acquired on November 2, 1998 (the "Acquisition") for $175.0 million in cash and 11,474,606 shares Holding's common stock. In connection with the transaction, Holding sold 4,161,712 shares of common stock to certain current stockholders for $70.0 million and the Company borrowed $90.0 million under a new facility under the New Credit Facility. The remainder of the $175.0 million was funded through cash on hand. The Company estimates it will incur transaction related costs of approximately $10.0 million. As a result of the transaction, Sears owns approximately 40.6% of Holding's issued and outstanding common stock.

     Based in Kansas City, Missouri, Western Auto is a specialty retailer of automotive parts and accessories and also maintains an extensive wholesale dealer network. As of November 2, 1998, Western Auto operated 612 stores in the U.S. under the "Parts America" name, and 36 stores in Puerto Rico, two stores in the U.S. Virgin Islands and two domestic specialty stores under the "Western Auto" name that provide service and parts sales.

     The combined entity will operate domestic retail stores under the "Advance Auto Parts" name in most markets. The wholesale dealer network and Puerto Rico stores will continue to operate primarily under the "Western Auto" banner. The Company and Western Auto together will operate over 1,500 retail stores in 37 states, Puerto Rico and the U.S. Virgin Islands and will supply through its wholesale distribution center nearly 800 "dealer" stores in 48 states.

Results of Operations

     The following tables set forth the statement of operations data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                              Twelve Weeks Ended                    Forty Weeks Ended
                                                                 (unaudited)                          (unaudited)
                                                        ------------------------------      ---------------------------------
                                                          October 4,       October 10,          October 4,        October 10,
                                                             1997              1998                1997               1998
                                                        ------------     -------------      ---------------     -------------
                                                             (dollars in thousands)               (dollars in thousands)
Net sales...........................................        $206,409          $258,839             $642,289          $802,839
Cost of sales.......................................         128,692           160,464              396,890           493,289
                                                        ------------     -------------      ---------------     -------------
Gross profit........................................          77,717            98,375              245,399           309,550
Selling, general and administrative expenses........          67,370            81,189              212,803           259,889
Expenses associated with recapitalization...........              --               225                   --            14,230
                                                        ------------     -------------      ---------------     -------------
Operating profit....................................          10,347            16,961               32,596            35,431
Interest expense....................................           1,511             8,287                5,893            20,108
Other expense, net..................................             215              (470)                 665              (589)
Income tax expense..................................           3,609             3,891               10,900             7,007
                                                        ------------     -------------      ---------------     -------------
Net income..........................................        $  5,012          $  5,253             $ 15,138          $  8,905
                                                        ============     =============      ===============     =============


                                                              Twelve Weeks Ended                    Forty Weeks Ended
                                                                 (unaudited)                          (unaudited)
                                                        ------------------------------      ---------------------------------
                                                          October 4,       October 10,          October 4,        October 10,
                                                             1997              1998                1997               1998
                                                        ------------     -------------      ---------------     -------------
Net sales...........................................           100.0%            100.0%              100.0%             100.0%
Cost of sales.......................................            62.3              62.0                61.8               61.4
                                                        ------------     -------------      ---------------     -------------
Gross profit........................................            37.7              38.0                38.2               38.6
Selling, general and administrative expenses........            32.7              31.4                33.1               32.4
Expenses associated with recapitalization...........              --                .1                  --                1.8
                                                        ------------     -------------      ---------------     -------------
Operating profit....................................             5.0               6.5                 5.1                4.4
Interest expense....................................             0.7               3.2                 0.9                2.5
Other expense, net..................................             0.1              (0.2)                0.1               (0.1)
Income tax expense..................................             1.8               1.5                 1.7                0.9
                                                        ------------     -------------      ---------------     -------------
Net income..........................................             2.4%              2.0%                2.4%               1.1%
                                                        ============     =============      ==============      =============


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

Twelve Weeks Ended October 10, 1998 Compared to Twelve Weeks Ended October 4,
1997

     Net sales for the twelve weeks ended October 10, 1998 increased by $52.4 million or 25.4% to $258.8 million as compared to $206.4 million for the comparable twelve weeks ended October 4, 1997. This increase was due to an increase in comparable store net sales of $11.1 million or 5.8%, an increase in net sales from stores opened in fiscal 1997 of $20.7 million, the contribution of $20.8 million in net sales from stores opened in fiscal 1998, and a decrease in miscellaneous net sales of $0.2 million. During the twelve weeks ended October 10, 1998, the Company opened 29 new stores, relocated one store, remodeled eleven stores, and closed two stores. As of October 10, 1998, the Company operated 936 stores as compared to 758 stores at October 4, 1997.

     Gross profit for the twelve weeks ended October 10, 1998 was $98.4 million or 38.0% of net sales as compared with $77.7 million or 37.7% of net sales for the twelve weeks ended October 4, 1997. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses as a percentage of net sales.

     Selling, general and administrative expenses for the twelve weeks ended October 10, 1998 increased by $13.8 million as compared to the twelve weeks ended October 4, 1997, and, as a percentage of net sales, decreased from 32.7% to 31.4%. This decrease as a percent of net sales was due to the reduction in certain private company expenses which were eliminated after the Recapitalization and the elimination of an unusual medical claim which occurred in the twelve weeks ended October 4, 1997. The Company also incurred approximately $0.3 million of employee compensation expense related to executive stock option plans that is included in selling, general and administrative expenses for the twelve weeks ended October 10, 1998.

     Operating profit for the twelve weeks ended October 10, 1998 increased by $6.7 million or 63.9% to $17.0 million or 6.5% of net sales, as compared to $10.3 million or 5.0% of net sales for the comparable twelve weeks ended October 4, 1997.

     Interest expense for the twelve weeks ended October 10, 1998 was $8.3 million compared to $1.5 million for the twelve weeks ended October 4, 1997. The increase was due to increased debt associated with the Recapitalization and related higher interest rates.

     Income tax expense for the twelve weeks ended October 10, 1998 was $3.9 million as compared to $3.6 million for the twelve weeks ended October 4, 1997, with effective tax rates of 42.6% and 41.9%, respectively. This increase is the result of increased permanent adjustments and lower pretax earnings due to the Recapitalization.

     As a result of the above factors, the Company reported net income of $5.3 million for the twelve weeks ended October 10, 1998 as compared to $5.0 million for the twelve weeks ended October 4, 1997. As a percentage of net sales, net income for the twelve weeks ended October 10, 1998 was 2.0% as compared to 2.4% for the twelve weeks ended October 4, 1997.

Forty Weeks Ended October 10, 1998 Compared to Forty Weeks Ended October 4, 1997

     Net sales for the forty weeks ended October 10, 1998 increased by $160.5 million or 25.0% to $802.8 million as compared to $642.3 million for the
comparable forty weeks ended October 4, 1997.   This increase was due to an
increase in comparable store net sales of $38.1 million or 6.2%, an increase in net sales from stores opened in fiscal 1997 of $83.5 million, the contribution of $39.9 million in net sales from stores opened in fiscal 1998, and a decrease in miscellaneous net sales of $1.0 million. During the forty weeks ended October 10, 1998, the Company opened 125 new stores, relocated five stores, remodeled 36 stores, and closed three stores. As of October 10, 1998, the Company operated 936 stores as compared to 758 stores at October 4, 1997.

     Gross profit for the forty weeks ended October 10, 1998 was $309.6 million or 38.6% of net sales as compared with $245.4 million or 38.2% of net sales for the forty weeks ended October 4, 1997. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses as a percentage of net sales.

     Selling, general and administrative expenses for the forty weeks ended October 10, 1998 increased by $47.1 million as compared to the forty weeks ended October 4, 1997, and, as a percentage of net sales, decreased from 33.1% to 32.4%. This decrease as a percent of net sales was due to the reduction in certain private company expenses which were eliminated after the Recapitalization and the elimination of an unusual medical claim which occurred in the forty weeks ended October 4, 1997. The Company also incurred approximately $0.3 million of employee compensation expense related to executive stock option plans that is included in selling, general and administrative expenses for the forty weeks ended October 10, 1998.

     As part of the Recapitalization, $14.2 million in transaction expenses were incurred in the forty weeks ended October 10, 1998 which related to the Recapitalization. This expense consisted of $11.5 million of bonuses paid to certain employees for past performances, $0.2 million in related employment taxes and $2.5 million for non-recurring expenses which consisted primarily of professional fees.

     Operating profit for the forty weeks ended October 10, 1998 increased to $35.4 million or 4.4% of net sales from $32.6 million or 5.1% of net sales for the period ended October 4, 1997. This decrease in operating profit as a percentage of net sales was primarily due to the expenses incurred with the Recapitalization. Excluding the $14.2 million in transaction expenses, operating profit increased by $17.0 million or 52.4% to $49.6 million or 6.2% of net sales for the forty weeks ended October 10, 1998, compared to $32.6 million for the forty weeks ended October 4, 1997 due to the factors cited above.

     Interest expense for the forty weeks ended October 10, 1998 was $20.1 million compared to $5.9 million for the forty weeks ended October 4, 1997. The increase was due to increased debt associated with the Recapitalization and related higher interest rates.

     Income tax expense for the forty weeks ended October 10, 1998 was $7.0 million as compared to $10.9 million for the forty weeks ended October 4, 1997 with effective tax rates of 44.0% and 41.9%, respectively. This increase is the result of increased permanent adjustments and lower pretax earnings due to the Recapitalization.

     As a result of the above factors, the Company reported net income of $8.9 million for the forty weeks ended October 10, 1998 as compared to net income of $15.1 million for the forty weeks ended October 4, 1997. As a percentage of net sales, net income for the forty weeks ended October 10, 1998 was 1.1% as compared to net income of 2.4% for the forty weeks ended October 4, 1997.

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

     For the forty weeks ended October 10, 1998, net cash provided by operating activities was $26.3 million, which consisted primarily of a reduction in net working capital of $5.9 million, depreciation and amortization of $20.0 million, net income of $8.9 million, amortization of deferred debt issuance costs of $1.3 million and other of $2.0 million. Net cash used for investing activities was $32.1 million and consisted primarily of

$36.2 million for capital expenditures, offset by proceeds of $4.1 million from the sale of a corporate airplane. Net cash provided by financing activities was $35.3 million and was primarily the result of the Recapitalization.

     The Company funded the Acquisition of Western Auto with the issuance to Sears of 11,474,606 shares of Holding's Class A Common Stock, additional borrowings of $90.0 million under a new deferred term loan facility under the New Credit Facility, the sale of approximately $70.0 million of Holding Common Stock to existing stockholders of Holding and cash on hand. In connection with the Acquisition, at the request of the Company, Sears will attempt to sell the Parts America and Western Auto credit card portfolios to a third party buyer. The Company has agreed to participate in any losses incurred as a result of the sale, but its share of such losses will not exceed $10.0 million. The Company intends to close certain stores in overlapping markets and is in the process of completing the analysis of how many stores may be closed as a result of the Acquisition. Certain Parts America stores and Advance Auto Parts stores have been identified to be closed in the fourth quarter or subsequent periods. Thus far, management estimates the Company will accrue exit costs, primarily accruals for closed stores, in purchase accounting of $8.0 million related to the closing of certain Parts America stores. The Company also estimates it will recognize approximately $13.3 million in expenses in the fourth quarter, primarily accruals for the closure of certain Advance Auto Parts stores identified to date and a loss on the early termination of a long-term contract. Related to the Acquisition, the Company and Holding entered into several new long-term vendor agreements in the fourth quarter that provide for price reductions on future purchases.

     The Company believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next several years. The Company has outstanding indebtedness consisting of $200.0 million of Series A Notes, borrowings of $135.0 million under the New Credit Facility and the McDuffie County Development Authority Taxable Industrial Revenue Bonds ("IRB"). Holding has outstanding $64.0 million of Debentures. The Series A Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal payments until maturity. The $10.0 million principal amount IRB bears interest at a variable rate and will require no principal payments until maturity in November 2002. In addition to its operating cash flow, the Company has access to a total of $465.0 million through the New Credit Facility. The New Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings of approximately $125.0 million, a minimal amount of which was drawn (including in connection with the replacement of outstanding letters of credit in the amount of approximately $2.0 million) in connection with the Recapitalization, (iii) a $125.0 million delayed draw term loan $50.0 million of which is available to the Company through October 15, 1999 and $75.0 million of which is available to the Company through April 15, 2001, and (iv) a $90.0 million deferred term loan facility, which was made at the closing of the Acquisition. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.0 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. None of the delayed draw term loans have been drawn in connection with the Recapitalization or the Acquisition. The loans under the New Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula which is based on certain percentages of the Company's inventories. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion and funding of working capital. Borrowings under the New Credit Facility are required to be prepaid, subject to certain exceptions, with
(a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 360 days of such sale and (ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the New Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future.

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

     The Company is utilizing internal and external resources to correct, replace, and test its software for Year 2000 compliance and plans to complete the Year 2000 project no later than June 30, 1999. The total cost of the Year 2000 project for the Company prior to the Acquisition was estimated at $3.7 million. Of the total project cost, approximately $1.0 million represents the purchase of new software and hardware which will be capitalized. The remaining will be expensed as incurred during 1998 and 1999. As of the end of the Company's third quarter, the Company has spent approximately $1.2 million on the Year 2000 project. See below for a discussion of Year 2000 issues with respect to the Company's Western Auto subsidiary.

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

     The Company has already begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur. For certain information technology systems, contingency plans are in place. Elements of the Company's contingency plans will include: switching of vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

     Western Auto has adopted a Year 2000 strategy and believes it has retained an adequate number of personnel to execute its strategy. Western Auto has entered into a number of retention agreements to retain such key personnel and is in the process of reviewing the Western Auto plan. There can be no assurance, however, that Western Auto will attain sufficient Year 2000 compliance in a timely manner.

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

     None.

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


                              ADVANCE STORES COMPANY, INCORPORATED,
                              a Virginia corporation


November 23, 1998                  By: /s/ J. O'Neil Leftwich
                                       ---------------------------------------
                                       J. O'Neil Leftwich
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)