Form 10-K
period 1999-01-02
ADVANCE STORES CO INC
filed 1999-04-19
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 2, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                       Commission file number 333-56013

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

       Securities Registered Pursuant to Section 12(b) of the Act:  None

       Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable.

     As of April 2, 1999, the registrant had outstanding 536 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

  Aggregate market value of the registrant's voting and nonvoting Class A Common
                            Stock. Not Applicable.

                   Documents Incorporated by Reference: None

================================================================================

                                    PART I

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27-A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the automotive aftermarket industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks and uncertainties include, but are not limited to, those identified in the Company's Registration Statement on Form S-4, as amended, effective October 30, 1998. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1. Business.

General

     Advance Stores Company, Incorporated (the "Company") is the second largest specialty retailer of automotive parts and accessories in the United States. As of January 2, 1999, the Company had 1,567 stores in 39 states, Puerto Rico and the U.S. Virgin Islands operating under the "Advance Auto Parts," "Parts America" and "Western Auto" names. In addition, the Company supplies approximately 740 stores in 48 states through the Western Auto dealer network. In fiscal 1996, 1997 and 1998 (prior to the Western Auto Merger in November 1998, described below), 100% of the Company's total revenues were derived from the retail sale of automotive parts and services.

     The Company was formed in 1929. In the 1980s, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980s through the present, the Company has grown significantly through new store openings and strategic acquisitions. In 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial delivery program which supplies parts and accessories to third party automotive service and repair providers.

Recapitalization

     In April 1998, Advance Holding Corporation, the Company's parent ("Holding"), consummated its recapitalization (the "Recapitalization"). See Note 3 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization.

Western Auto Merger

     On November 2, 1998, Western Auto Supply Company merged into Advance Acquisition Corporation ("AAC"), a subsidiary of the Company (the "Western Auto Merger"). At the time of the Western Auto Merger, AAC changed its name to Western Auto Supply Company ("Western Auto"). References to Western Auto Supply Company refer to the entity prior to the Western Auto Merger. As consideration in the Western Auto Merger, the Company issued to Sears, Roebuck and Co. ("Sears"), the parent company of Western Auto Supply Company, 11,474,606 shares of Common Stock of Holding (the "Holding Common Stock") representing approximately 40.6% of the outstanding Holding Common Stock, paid Sears $175.0 million in cash and made a commitment to Sears to share in a portion of losses incurred by Sears with respect to certain related credit card portfolios, not to exceed $10.0 million. Certain existing stockholders of Holding invested an additional $70.0 million in equity to fund a portion of the cash purchase price, the remainder of which was funded through additional borrowings under the Company's Credit Facility (the "Credit Facility") and cash on hand.

     Immediately prior to the Western Auto Merger, Western Auto Supply Company operated 612 auto parts stores in the United States under the "Parts America" name. The Parts America stores are similar to the Advance Auto Parts stores in terms of size, format and product offerings. In addition, Western Auto Supply Company operated 38 auto parts and service stores in Puerto Rico and the U.S. Virgin Islands and one store in each of California and Hawaii under the "Western Auto" name (the "Service Stores"). The Service Stores offer automotive parts and accessories as well as service, repairs, tires and certain non-automotive goods. Western Auto Supply Company also supplied approximately 740 Western Auto dealer stores in 48 states. Western Auto Supply Company supplied its stores and dealers through four distribution centers.

     As a result of the Western Auto Merger, the Company intends to close certain Parts America and Advance Auto Parts stores in overlapping areas. As of January 2, 1999, 52 Parts America stores and 31 Advance Auto Parts stores have been closed or identified to be closed. In addition, the Company anticipates that additional stores will be closed in fiscal 1999.

     The Company plans to convert the remaining Parts America stores to Advance Auto Parts stores (the "Parts America Conversion"). The Parts America Conversion will change certain merchandise lines (the "Merchandise Conversion"), store level management information systems (the "MIS Conversion"), and the format and name of the Parts America stores to conform with the Advance Auto Parts stores. The Merchandise Conversion will align the in-store inventory with the Advance Auto Parts stores and is expected to be completed by the end of the first quarter of 1999. The MIS Conversion will replace the current Parts America store level systems with Advance Auto Parts store level systems. The Company expects to complete the MIS Conversion by the end of the second quarter of 1999. The format and name changes will occur with the actual physical conversion of Parts America stores into Advance Auto Parts stores (the "Physical Conversion"). The Company expects to complete the Physical Conversion of the Parts America stores by the end of fiscal 1999. The Company initiated the Parts America Conversion in the fourth quarter of 1998. The Company does not plan to convert the Service Stores as part of the Parts America Conversion.

Store Operations

     The retail store is the focal point of the Company's operations. The Company's stores generally are located in or adjacent to good visibility, high traffic strip shopping centers. Domestic stores generally range in size from 5,000 to 10,000 square feet, averaging approximately 8,000 square feet, and currently stock between 16,000 and 21,000 stock-keeping units ("SKUs"). In addition, approximately 95,000 SKUs that are not stocked at the store level are available on a next or same day basis to virtually all domestic stores through the Company's PDQ/(R)/ network. The Puerto Rico and Virgin Islands stores average approximately 15,800 square feet. The Company's stores are divided into six regions which are supervised by a Regional Vice President who is supported by District Assistant Vice Presidents. Reporting to district management are Division Managers who have direct responsibilities for store operations. A typical division consists of 14 to 18 stores. Depending on store size and sales volume, each store is staffed by 8 to 30 employees under the leadership of a store manager. Stores generally are open seven days a week from 8am to 8pm.

     The Company's stores are currently located as follows:

                  Number of                          Number of                               Number of
                  Stores as                        Stores as of                            Stores as of
  Location      of January 2,      Location      January 2, 1999         Location        January 2, 1999
-----------     -------------   -------------    ---------------   -------------------   ---------------
Arkansas               5        Louisiana                6         Pennsylvania                 105

Alabama               55        Massachusetts           19         Puerto Rico                   36

California             1        Maryland                30         Rhode Island                   4

Colorado              15        Mississippi             12         South Carolina                98

Connecticut           20        Michigan                20         South Dakota                   1

Delaware               4        Maine                    8         Tennessee                    101

Florida               26        Missouri                39         Texas                         34

Georgia              125        Nebraska                11         U.S. Virgin Islands            2

Hawaii                 1        New Hampshire            4         Virginia                     123

Iowa                  21        New Jersey              11         Vermont                        2

Illinois              20        New York                88         Wisconsin                     15

Indiana               48        North Carolina         167         West Virginia                 61

Kansas                25        Ohio                   140         Wyoming                        2

Kentucky              60        Oklahoma                 2

Management Information Systems

     Store Based Information Systems

     The Company's store based information systems, which are designed to improve the efficiency of its operations and enhance customer service, are comprised of Point-of-Sale ("POS"), Electronic Parts Catalogs ("EPC") and Store Level Inventory Management ("SLIM") systems. These systems are tightly integrated by a communications network and together provide real time, comprehensive information to store personnel, resulting in improved customer service levels and in-stock availability. As part of the Parts America Conversion, the Company is in the process of completing the MIS Conversion.

     Point-of-Sale: The Company's POS system has improved store productivity and customer service by streamlining store procedures. POS information is used to formulate the Company's pricing, marketing and merchandising strategies as well as to rapidly replenish inventory. Additionally, the POS system maintains a customer purchase and warranty history database which may be used for targeted marketing programs.

     Electronic Parts Catalog: The EPC system is a software based system that identifies the application, location and availability of over 1.5 million parts enabling sales associates to assist customers in parts selection and ordering based on the year, model, engine type and application needed. The EPC system displays an identified part and its inventory status, and if the part is not available at the store, its availability through PDQ/(R)/. The EPC system also displays related parts for sales associates to recommend to a customer, leading to increased average customer sales. The integration of this system with the POS system improves customer service by reducing time spent at the cash register and fully automating the sales process between the parts counter and the POS register. Additionally, this system allows sales associates to order parts and accessories electronically from the Company's PDQ/(R)/ system with immediate confirmation of price, availability and delivery. Information about a customer's automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones the store.

     Store Level Inventory Management System ("SLIM"): The SLIM system provides real-time inventory tracking at the store level. With SLIM, store personnel can check the quantity of on-hand inventory for any SKU, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers.

     Communications Network: The Company is in the process of replacing its satellite communications with a Frame Relay network. Frame Relay communications will be installed in over 800 stores in 1999 and implemented in all stores by the end of 2000. The Frame Relay network will provide increased capacity to support the Company's growth strategy and future in-store applications.

     Logistics and Purchasing Information Systems

     The Company has installed its Distribution Center Management System ("DCMS") in its Roanoke, Jeffersonville and Thomson distribution centers and plans to install it in its Gadsden, Salina and Delaware distribution centers. The Salina and Delaware facilities were acquired in the Western Auto Merger. The DCMS has also been installed in the Master PDQ/(R)/ warehouse in Andersonville and in the Youngwood and Goodlettsville PDQ/(R)/ warehouses. The DCMS has been installed in the Riverside and the Guilderland Center PDQ/(R)/ warehouses in the first quarter of 1999. The DCMS, together with new material handling equipment, significantly reduces warehouse and distribution costs while improving efficiency. Using this technology, the Company will be able to service over 2,000 stores from its six retail distribution centers that serve stores in the United States.

     The Company currently is assessing the logistics and purchasing information systems in its Gastonia and Temple distribution centers, which were acquired in the Western Auto Merger and service the Service Stores and the dealer network.

     The E3 Replenishment System, which was implemented in 1994, monitors the Company's distribution center and PDQ/(R)/ warehouse inventory levels and orders additional products when appropriate. In addition, the system tracks sales trends by SKU, allowing the Company to adjust future orders to evolving demand.

Purchasing and Merchandising

     Merchandise is selected and purchased for all retail stores and the dealer network by personnel at the Company's corporate offices in Roanoke and Kansas City. In fiscal 1998, the Company purchased from over 200 vendors, with no single vendor accounting for 10% or more of purchases. The Company's purchasing strategy involves negotiating multi-year agreements with certain vendors based upon its expansion plans. In connection with the Western Auto Merger, the Company entered into several long-term agreements that will provide lower acquisition costs on future purchases.

     The Company's merchandising objective is to carry a broad selection of brand name products, including Fram-Bendix-Autolite, Fel-Pro, Federal-Mogul and AC Delco, that generate customer traffic and appeal to the Company's commercial delivery customers. In addition, the Company stocks a wide selection of high quality private label products that appeal to value conscious customers. Sales of replacement parts account for approximately 65% of the Company's sales and generate higher gross profit margins than maintenance items or general accessories. The Company determines its product mix based on a merchandising program designed to identify the optimal inventory mix at each individual store based on that store's historical sales. In connection with the Western Auto Merger, the Company reached agreements with Sears to supply the Service Stores and dealer network with certain DieHard/(R)/ and Craftsman/(R)/ brand products.

Warehouse and Distribution

     The Company currently operates six distribution centers that service retail stores in the United States. They are located in Roanoke, Gadsden, Jeffersonville, Thomson, Salina and Delaware. The Company also operates distribution centers in Temple and Gastonia which service the Service Stores and dealer network.

     All distribution centers that service retail stores in the United States are equipped with technologically advanced material handling equipment, including carousels, "pick to light" systems, radio frequency technology and automated sortation systems. The Delaware and Salina distribution centers are not as technologically advanced as the existing Advance distribution centers and plans to upgrade them further are being reviewed.

     The Company offers approximately 25,000 SKUs on a next day basis to substantially all of its domestic retail stores via its seven PDQ/(R)/ warehouses. One additional PDQ/(R)/ warehouse will open in the first quarter of 1999. Stores place orders to these facilities through an on-line ordering system, and ordered parts are delivered to substantially all stores the next day through the Company's dedicated PDQ/(R)/ trucking fleet. The Company operates a PDQ/(R)/ warehouse that stocks approximately 70,000 SKUs of harder to find automotive parts and accessories. This facility is known as the "Master PDQ/(R)/" warehouse and utilizes existing PDQ/(R)/ distribution infrastructure to provide next day service to substantially all of the Company's stores.

     The following table sets forth certain information relating to the Company's main distribution facilities:

                                          Opening                        Size
          Distribution Facility            Date     Area Served        (Sq. ft.)
---------------------------------------    ----     -----------        ---------
Main Distribution Centers

   Roanoke, Virginia...................    1988     Mid-Atlantic        440,000
   Gadsden, Alabama....................    1994     South               240,000
   Jeffersonville, Ohio................    1996     Mid West            383,000
   Gastonia, North Carolina(1).........    1969     Service Stores,     663,000
                                                    Dealer Network
   Salina, Kansas(1)...................    1971     West                441,000
   Delaware, Ohio(1)...................    1972     Northeast           510,000
                                                    Dealer Network,
   Temple, Texas(1)....................    1974     Service Stores      550,000
   Thomson, Georgia....................    1999     Southeast           383,000

PDQ/(R)/ Warehouses

   Roanoke, Virginia...................    1983     Mid-Atlantic         50,400
   Smithfield, North Carolina..........    1991     Southeast            42,000
   Jeffersonville, Ohio(2).............    1996     Midwest              50,000
   Thomson, Georgia(2).................    1998     South, Southeast     50,000
   Goodlettsville, Tennessee...........    1999     Central              41,900
   Youngwood, Pennsylvania.............    1999     East                 49,000
   Riverside, Missouri.................    1999     West                 45,000
   Guilderland Center, New York(3).....    1999     Northeast            47,400

Master PDQ/(R)/ Warehouse
   Andersonville, Tennessee...........     1998     All                  66,000

________________
(1) The Company acquired these facilities in the Western Auto Merger in November 1998.
(2) This facility is located within the main distribution center.
(3) The Company recently executed a lease for this facility and contemplates that it will open in April 1999.

Employees

     As of April 7, 1999, the Company employed approximately 15,687 full-time employees and 9,289 part-time employees. Approximately 84% of the Company's workforce is employed in store level operations, 11% in distribution and 5% in the Company's corporate offices in Roanoke and Kansas City. The Company has never experienced any labor disruption and believes that its labor relations are good. One Service Store employs unionized employees.

Competition

     The Company competes in the automotive aftermarket industry which consists of replacement parts, maintenance items and accessories and which, according to industry estimates, generates approximately $78.0 billion in sales per year. The Company competes for both DIY and DIFM customers. Although the number of competitors and the level of competition vary by market area, both markets are highly fragmented and generally very competitive. The Company competes primarily with national and regional retail automotive parts chains (such as AutoZone, Inc., Discount Auto Parts, Inc., O'Reilly Automotive, Inc., The Pep Boys--Manny, Moe & Jack and Trak Auto Corporation), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), independent operators, automobile dealers and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). The Company believes that chains of automotive parts stores, such as the Company, with multiple locations in regional markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal competitive factors that affect the Company's business are store location, customer service and product selection, availability, quality and price.

Tradenames, Service Marks and Trademarks

     The Company owns and has registrations for the trade names "Advance Auto Parts," "Western Auto" and "Parts America" and the trademark "PDQ(R)" with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. In addition, the Company owns and has registered a number of trademarks with respect to its private label products. The Company believes that its various tradenames, service marks and trademarks are important to its merchandising strategy, but that its business is not otherwise dependent on any particular service mark, tradename or trademark. There are no infringing uses known by the Company that materially affect the use of such marks. However, in connection with a decision in a recent lawsuit, the Company is restricted from opening stores under the "Advance Auto Parts" name in Jefferson County, Kentucky. See "--Legal Proceedings."

Environmental Matters

     The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. The Company handles hazardous materials during its operations, and its customers may also use hazardous materials on the Company's properties or bring hazardous materials or used oil onto the Company's properties. The Company currently provides collection and recycling programs for spent automotive batteries and used lubricants at certain of its stores as a service to its customers pursuant to agreements with third party vendors. Pursuant to these agreements, the spent batteries and used lubricants are collected by Company employees, deposited into vendor-supplied containers/pallets and stored by the Company until collected by the third-party vendors for recycling or proper disposal. Persons who arrange for the disposal, treatment, or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances.

     The Company owns and leases property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Certain other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with such laws and regulations has not had a material impact on its operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on the Company or its operations. The Company believes it is currently in material compliance with such laws and regulations.

Item 2. Properties

     The following table sets forth certain information concerning the Company's principal facilities:

                                                                                              Square         Nature of
                     Primary Use                                     Location                 Footage        Occupancy
------------------------------------------------------   ------------------------------       -------        ---------
Corporate offices.....................................   Roanoke, Virginia                     49,000        Leased (1)
Corporate offices.....................................   Kansas City, Missouri                160,000        Owned
Administrative offices................................   Roanoke, Virginia                     40,000        Leased
Distribution center...................................   Roanoke, Virginia                    440,000        Leased (2)
Distribution center...................................   Gadsden, Alabama                     240,000        Owned
Distribution center...................................   Salina, Kansas                       441,000        Owned
Distribution center...................................   Delaware, Ohio                       510,000        Owned
Distribution center...................................   Temple, Texas                        550,000        Owned
Distribution center...................................   Gastonia, North Carolina             663,000        Owned
Distribution center and regional PDQ(R) Warehouse.....   Jeffersonville, Ohio                 383,000        Owned
Distribution center and regional PDQ(R) Warehouse.....   Thomson, Georgia                     383,000        Leased (3)
Regional PDQ(R) Warehouse.............................   Salem, Virginia                       50,400        Leased
Regional PDQ(R) Warehouse.............................   Smithfield, North Carolina            42,000        Leased
Regional PDQ(R) Warehouse.............................   Goodlettsville, Tennessee             41,900        Leased
Regional PDQ(R) Warehouse.............................   Youngwood, Pennsylvania               49,000        Leased
Regional PDQ(R) Warehouse.............................   Riverside, Missouri                   45,000        Leased
Regional PDQ(R) Warehous..............................   Guilderland Center, New York          47,400        Leased
Master PDQ(R) Warehouse...............................   Andersonville, Tennessee              66,000        Leased

____________________
(1) This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child of Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(2) This facility is owned by Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(3) The construction of this facility was financed by a $10.0 million IRB issuance from the Development Authority of McDuffie County of the State of Georgia, from which the Company leases the facility. The Company has an option to purchase this facility for $10.00 at the end of five years or upon prepayment of the outstanding bonds.

     At January 2, 1999, 1,429 of the Company's stores were leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

                          Years            Stores (1)
                        ---------          ----------

                        1999-2000              53
                        2001-2005             136
                        2006-2010             252
                        2011-2020             871
                        2021-2030              96
                        2031-2045              21

____________________
(1) Of these stores, 23 are owned by affiliates of the Company. See "Item 13. Certain Relationships and Related Transactions."

Item 3. Legal Proceedings.

     On November 5, 1997, Joe C. Proffitt, Jr. on behalf of himself and all others in the States of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from the Company from November 1, 1991 to November 5, 1997 filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging the sale by the Company of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages.

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

     Subsequent to January 2, 1999, the Company was notified by the United States Environmental Protection Agency ("EPA") that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970s and 1980s. Management has begun investigating the EPA notification. An estimate of the range of liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility.

     Three lawsuits were filed against the Company on July 28, 1998 in the federal district court in South Carolina for wrongful death relating to an automobile accident involving an employee of the Company. The complaints seek compensatory and punitive damages. The Company believes its financial exposure is covered by insurance.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The damages claimed against the Company in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate they will result in liabilities material to the Company's consolidated financial condition, results of operations or cash flow.

Item 4. Submission of Matters to a Vote of Securityholders.

     On November 2, 1998, the sole stockholder of the Company executed a consent authorizing the amendment of the Company's bylaws to increase the number of authorized directors to no fewer than nine and no more than eleven.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's Common Stock. All of the Common Stock of the Company is held by Holding.

     In connection with the Recapitalization, the Company paid a cash dividend to Holding in the amount of $183.0 million. In addition, in June 1998, the Company paid a dividend to Holding in the amount of $150,000. The Company expects to pay dividends to Holding in the future in order for Holding to meet operating expenses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations--Liquidity and Capital Resources" for a discussion of restrictions in the Company's debt instruments on its ability to pay cash dividends.

     On November 2, 1998, the Company sold an aggregate of 263 shares of its Common Stock to Holding in a series of transactions to fund the Company's acquisition of $193.0 million of Holding Common Stock (which constituted merger consideration in the Western Auto Merger) and to provide $70.0 million of cash which was used as cash merger consideration in the Western Auto Merger.

Item 6. Selected Financial Data.

     The following table sets forth selected consolidated statement of operations, balance sheet and other operating data of the Company. The selected consolidated financial data for each of the five fiscal years during the period ended January 2, 1999 are derived from the audited financial statements of the Company which have been audited by Arthur Andersen LLP. The data presented below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included herein, the other financial information included herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following financial data includes certain expenses related to the merger integration and Parts America Conversion incurred in fiscal 1998 and certain private company expenses that were eliminated in the Recapitalization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed discussion of these expenses.

                                                      Fiscal Year(1)
                                   ------------------------------------------------------
                                     1994       1995       1996       1997        1998
                                   --------   --------   --------   --------   ----------
                                                  (dollars in thousands)
Statement of Operations Data:
Net sales ......................   $482,347   $602,559   $705,983   $848,108   $1,220,759
Cost of sales...................    297,444    369,962    437,615    524,586      763,353
Selling, general and
 administrative expenses(2) ....    155,457    198,153    230,531    282,980      403,250
Expenses associated with the
 Recapitalization(3)............         --         --         --         --       14,277
Expenses associated with
 restructuring(4) ..............         --         --         --         --        6,774
Expenses associated with non-
 cash compensation(5) ..........         --         --         --         --          695
Operating income................     29,446     36,444     40,319     43,598       32,410
Interest expense................      3,633      6,327      6,221      7,732       29,517
Other, net......................     10,472     (1,764)      (151)      (824)         606
Income before income taxes......     36,285     28,353     33,947     35,042        3,499
Income tax expense..............     13,453     11,648     13,735     14,670        1,887
Net income (6)..................     22,832     16,705     20,212     20,372        1,612

                                                      Fiscal Year(1)
                                   ------------------------------------------------------
                                     1994       1995       1996       1997        1998
                                   --------   --------   --------   --------   ----------
                                                  (dollars in thousands)
Other Data:
EBITDA(7) .......................  $ 42,694   $ 51,243   $ 57,818   $ 65,399   $   62,374
EBITDAR(8) ......................    64,893     82,427     96,423    113,697      130,645
Capital expenditures.............    25,781     42,939     44,264     48,864       65,790
Percentage increase in comparable
 store net sales(9) ..............     10.8%       3.3%       2.1%       5.7%         7.8%
Commercial sales(10) .............      N/A        N/A     68,878    100,180      129,926
Net cash provided by (used in)
 operating activities ............   (5,358)    26,854     22,991     41,484       37,897
Net cash used in investing
 activities ......................  (14,201)   (39,855)   (44,121)   (48,607)    (423,675)
Net cash provided by
 financing activities ............   19,559     22,925     13,777      7,638      412,551
Stores open at end of period......      437        536        649        814        1,567

Balance Sheet Data:
Net working capital(11) ..........   79,721     92,699    101,957    113,136      310,833
Total assets .....................  228,242    287,716    384,620    450,201    1,261,516
Total debt (including current
 maturities) .....................   69,622     92,727    107,920    113,777      455,776
Stockholders' equity..............   71,880     88,585    108,797    129,169      221,011

______________________
(1) The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks except for fiscal 1997, which consists of 53 weeks.
(2) Fiscal 1998 amount includes certain merger integration and Parts America Conversion expenses that total $7,788. Fiscal 1997 amount includes an unusual medical claim that exceeded the Company's stop loss insurance coverage. The Company has increased its stop loss coverage effective January 1, 1998 to a level that would provide insurance coverage for a medical claim of this magnitude. The pre-tax amount of this claim, net of related increased insurance costs, was $882. In addition, amounts are included for all fiscal years for private company expenses incurred prior to the Recapitalization that relate primarily to compensation and benefits paid to the Company's Chairman that were eliminated after the Recapitalization. These amounts are $1,496, $2,037, $2,482, $3,056 and $845 for fiscal 1994, fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998, respectively.
(3) Represents expenses incurred in the Recapitalization related primarily to bonuses paid to certain employees and professional services.
(4) Represents expenses primarily related to lease costs associated with the 31 Advance Auto Parts stores closed or identified to be closed in overlapping markets in connection with the Western Auto Merger.
(5) Represents non-cash compensation expenses related to options granted to certain Company employees.
(6) Fiscal 1994 includes a net after-tax gain of $6,700 on the sale of equity securities of TBC Corporation, a distributor of automotive products in which the Company held a minority equity ownership interest.
(7) EBITDA represents operating income plus depreciation and amortization included in operating income. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company has included it herein because management believes this information is useful to investors as such measure provides additional information with respect to the Company's ability to meet its future debt service, capital expenditure and working capital requirements and, in addition, certain covenants in the Indenture and Credit Facility are based upon an EBITDA calculation. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one time expenses, private company expenses, Recapitalization expenses, non-cash compensation expenses, restructuring expenses and merger integration expenses should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     The following table reflects the effect of these items:

                                                 Fiscal Year
                                            ----------------------
                                             1997           1998
                                            -------        -------
                                            (dollars in thousands)
     EBITDA...............................  $65,399        $62,374
       Medical claim (see note 2 above)...      882            --
       Private company expenses(a)........    3,056            845
       Recapitalization expenses(b).......      --          14,277
       Non-cash compensation expenses.....      --             695
       Restructuring expenses.............      --           6,774
       Merger integration expenses(c).....      --           7,788
                                            -------        -------
     EBITDA, as adjusted..................  $69,337        $92,753

     ____________
     (a) Reflects management's estimate of expenses primarily related to compensation and other benefits of the Company's Chairman, who prior to the Recapitalization was Holding's principal stockholder, that were eliminated after the Recapitalization.
     (b) Represents non-recurring management bonuses and other expenses incurred in connection with the Recapitalization.
     (c) Represents certain expenses related to the merger integration and Parts America Conversion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(8) EBITDAR represents EBITDA plus operating lease expense. Because the proportion of stores leased versus owned varies among industry competitors, the Company believes that EBITDAR permits a meaningful comparison of operating performance among industry competitors. The Company leases substantially all of its stores.
(9) Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. The Company has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.
(10) Represents net sales from Advance Auto Parts stores only to commercial customers, including net sales from stores without commercial delivery. The Company's commercial sales program began in 1996.
(11) Net working capital represents total current assets less total current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other data and information appearing elsewhere in this Report on Form 10-K. The Company's fiscal year ends on the Saturday nearest December 31. As used in this section, fiscal 1998 represents the 52 weeks ended January 2, 1999; fiscal 1997 represents the 53 weeks ended January 3, 1998; and fiscal 1996 represents the 52 weeks ended December 28, 1996. The Company's first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks.

General

     The Company is the second largest retailer of automotive parts and accessories in the United States, with 1,567 stores in 39 states, Puerto Rico and the U.S. Virgin Islands as of January 2, 1999. Based on store count, the Company believes it is the largest automotive retailer in a majority of its markets.

     In April 1998, Holding consummated its Recapitalization. See Note 3 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization. As a result of the Recapitalization, the Company incurred approximately $325.0 million in long-term debt and approximately $20.3 million in deferred financing costs, raising equity funding and fees and expenses. The transactions constituting the Recapitalization affecting the Company have been accounted for as the issuance of debt, the repayment of intercompany debt to Holding and as a dividend to Holding for financial reporting purposes.

     On November 2, 1998, Western Auto Supply Company merged with a subsidiary of the Company. See "Item 1. Business" for a discussion of the Western Auto Merger. As a result of the Western Auto Merger, the Company incurred approximately $90.0 million in long-term debt and approximately $9.3 million in fees and expenses, of which $0.2 million was charged to operating and administrative expenses during the fiscal quarter in which the merger was consummated. The Company accounted for the Western Auto Merger using the purchase method of accounting.

     As of the date of the Western Auto Merger, management formalized a plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain Western Auto administrative functions to the Company's headquarters and to terminate certain management, administrative and support employees of Western Auto. Additional purchase price liabilities have been recorded for approximately $9.0 million for severance and relocation costs and approximately $14.4 million for store closing and other exit costs. As of January 2, 1999, 66 employees have been terminated and 52 Parts America stores have been closed. The Company expects to finalize its plan for termination of employees and closure of Parts America stores within one year from the date of the Western Auto Merger. Additional liabilities for severance, relocation, store closing and other facility exit costs may result in an adjustment to purchase accounting.

     The Company expects to achieve benefits from the combination with Western Auto through improved product pricing and terms from vendors, consolidated advertising, distribution and corporate support efficiencies, and the closure of certain overlapping locations. However, due to the Western Auto Merger, the Company has incurred and expects to incur additional store closing, store conversion, distribution center conversion and system conversion expenses and other exit costs as part of the Parts America Conversion. In addition, the Company, as part of its plan, will continue to liquidate at reduced prices certain SKUs carried in the Parts America inventory.

Results of Operations

     The following tables set forth certain operating data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                               Fiscal Year Ended
                                                    --------------------------------------
                                                    December 28,   January 3,   January 2,
                                                        1996          1998         1999
                                                    ------------   ----------   ----------
                                                                (in thousands)
Net sales........................................     $705,983      $848,108    $1,220,759
Cost of sales....................................      437,615       524,586       763,353
                                                      --------      --------    ----------
Gross profit.....................................      268,368       323,522       457,406
Selling, general and administrative expenses.....      225,567       276,868       394,617
                                                      --------      --------    ----------
Operating income, as adjusted....................       42,801        46,654        62,789
Expenses associated with Recapitalization........           --            --        14,277
Expenses associated with restructuring...........           --            --         6,774
Expenses associated with merger integration......           --            --         7,788
Expenses associated with private company.........        2,482         3,056           845
Expenses associated with non-cash compensation...           --            --           695
                                                      --------      --------    ----------
Operating income.................................       40,319        43,598        32,410
Interest expense.................................        6,221         7,732        29,517
Other, net.......................................          151           824          (606)
Income tax expense...............................       13,735        14,670         1,887
                                                      --------      --------    ----------
Income...........................................     $ 20,212      $ 20,372    $    1,612
                                                      ========      ========    ==========

                                                           Fiscal Year Ended
                                                --------------------------------------
                                                December 28,   January 3,   January 2,
                                                    1996          1998         1999
                                                ------------   ----------   ----------
                                                            (in thousands)
Net sales.....................................      100.0%        100.0%      100.0%
Cost of sales.................................       62.0          61.9        62.5
                                                    -----         -----       -----
Gross profit..................................       38.0          38.1        37.5
Selling, general and administrative expenses..       31.9          32.6        32.3
                                                    -----         -----       -----
Operating income, as adjusted.................        6.1           5.5         5.2
Expenses associated with Recapitalization.....         --            --         1.2
Expenses associated with restructuring........         --            --         0.6
Expenses associated with merger integration...         --            --         0.6
Expenses associated with private company......        0.4           0.4         0.1
Expenses associated with non-cash compensation         --            --         0.1
                                                    -----         -----       -----
Operating income..............................        5.7           5.1         2.6
Interest expense..............................        0.9           0.9         2.4
Other, net....................................        0.0           0.1        (0.1)
Income tax expense............................        1.9           1.7         0.2
                                                    -----         -----       -----
Income........................................        2.9%          2.4%        0.1%
                                                    =====         =====       =====

     Net sales consist primarily of comparable store net sales, new store net sales and, for fiscal 1998, sales resulting from the Western Auto Merger. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. The Company has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.

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

Fiscal Year Ended January 2, 1999 Compared to Fiscal Year Ended January 3, 1998

     Net sales for fiscal 1998 increased $372.7 million, or 43.9%, to $1,220.8 million over net sales for fiscal 1997. Fiscal 1998 represented the first year that the Company recorded sales in excess of $1.0 billion in a fiscal year. The Western Auto Merger, which closed November 2, 1998, added $178.3 million in sales. The remainder of the net sales increase was due to a 7.8% increase in comparable store sales and new stores opened within the last year. The comparable sales increase was due to increased product availability at the store level and from the PDQ(R) and Master PDQ(R) warehouse system. In addition, comparable store sales continued to benefit from the growth of the commercial sales program.

     The Western Auto Merger added 560 net new stores operating under the Parts America name, 40 stores operating under the Western Auto name, and the wholesale dealer network. In conjunction with the Western Auto Merger , the Company closed or identified to be closed 52 Parts America and 31 Advance Auto Parts overlapping stores ("Store Closings") and is in the process of evaluating additional store closures. During fiscal 1998, in addition to the Western Auto Merger , the Company opened 169 new stores, relocated 8 stores, and closed 14 stores in addition to the Store Closings and the stores closed due to relocations. In fiscal 1998, the Company added 111 stores to its commercial delivery program, bringing the total to 532 stores. As of January 2, 1999, the Company operated 1,567 stores in 39 states, Puerto Rico and the U.S. Virgin Islands and supplied approximately 740 independent dealers through the wholesale dealer network.

     After the Western Auto Merger, the Company immediately initiated the Parts America Conversion. The Parts America Conversion includes the Merchandise Conversion, the MIS Conversion and the Physical Conversion of the Parts America stores to Advance Auto Parts stores. As of January 2, 1999, the Company had initiated the Merchandise Conversions and had completed 22 MIS Conversions and 12 Physical Conversions. The Company had completed approximately 95% of the Merchandise Conversions, 297 MIS Conversions and 115 Physical Conversions as of April 2, 1999. The Company expects to complete the Merchandise Conversions by the end of the first quarter of 1999, the MIS Conversions by the end of the second quarter of 1999 and the Physical Conversions by the end of fiscal 1999.

     Gross profit for fiscal 1998 was $457.4 million, or 37.5% of net sales, compared with $323.5 million, or 38.1% of net sales, in fiscal 1997. The decrease in the gross profit percentage resulted largely from the gross profit contribution from the acquired Western Auto dealer network and Service Stores, primarily due to lower margins associated with service and tires and the wholesale nature of the dealer network. Additionally, certain product lines in Parts America stores that were discontinued were sold at lower prices to liquidate inventory. Excluding the impact of the Western Auto Merger, the Company's gross profit percentage would have increased to 38.9% of net sales primarily due to decreased warehouse and delivery costs as a percentage of sales and generally better pricing and more favorable terms from its vendors in fiscal 1998 compared to fiscal 1997.

     Selling, general, and administrative expenses, before expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation, increased to $394.6 million, or 32.3% of net sales, in fiscal 1998 from $276.9 million, or 32.6% of net sales. The decrease as a percentage of sales was due to the incremental sales volume added by the Western Auto Merger and the lower selling, general and administrative expense structure of the dealer network.

     Operating income, as adjusted for expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation in fiscal 1998 was $62.8 million or 5.2% of net sales as compared to $46.7 million or 5.5% of net sales in fiscal 1997.

     The Company recorded $14.3 million and $6.8 million in expenses related to the Recapitalization and a restructuring charge related to the closure of certain Advance Auto Parts stores as part of the Store Closings, respectively. The Recapitalization costs consisted of $11.5 million of bonuses paid to certain employees for past performance, $0.2 million in related employment taxes and $2.6 million of non-recurring expenses, which consisted primarily of professional fees. The restructuring charge relates to estimated exit costs of $6.3 million and write-offs of related leasehold improvements of $0.4 million associated with the decision to close 31 Advance Auto Parts stores that were in overlapping markets with certain Parts America stores obtained in the Western Auto Merger. As of January 2, 1999, Holding had closed three of these stores with the remainder to be closed during the first two quarters of fiscal 1999. Store exit costs represent the present value, discounted at a 6.5% interest rate, of the remaining lease payments, including management's estimate of future insurance, property tax and common area maintenance, reduced by management's estimate of future sublease revenue. In addition, the Company recorded $7.8 million of expenses that consisted of a one-time penalty of $3.3 million for the cancellation of a long-term vendor contract due to a product line changeover at the Advance Auto Parts stores and $4.5 million in integration and transition expenses, primarily for professional services, travel, store conversions, and project incentives.

     Interest expense in fiscal 1998 was $29.5 million compared to $7.7 million in fiscal 1997. The increase in interest in 1998 was primarily due to the increase in debt related to the Recapitalization, the additional debt incurred in the Western Auto Merger and higher interest rates.

     Income tax expense for fiscal 1998 was $1.9 million as compared to an expense of $14.7 million in fiscal 1997, with effective tax rates of 53.9% and 41.9%, respectively. This increase in effective tax rate was due to lower pretax earnings due to the Recapitalization and the Western Auto Merger.

     As a result of the above factors, the Company recorded net income of $1.6 million in fiscal 1998 as compared to net income of $20.4 million in fiscal 1997. As a percentage of net sales, net income for fiscal 1998 was 0.1% as compared to 2.4% for fiscal 1997.

Fiscal Year Ended January 3, 1998 Compared to Fiscal Year Ended December 28,
1996

     Net sales for fiscal 1997 increased by $142.1 million, or 20.1%, over net sales for fiscal 1996. This increase was due to an increase in comparable store sales (adjusted to exclude the fifty-third week of 1997) of 5.7%, and new stores opened within the last year. Comparable store net sales were enhanced by the commercial delivery program and by increased average sales per customer. In fiscal 1997, Holding opened 170 stores and also relocated 15 stores and remodeled 27 stores. By fiscal year end 1997, Holding had 814 stores, as compared to 649 stores at the end of fiscal 1996.

     Gross profit for fiscal 1997 was $323.5 million, or 38.1% of net sales, compared with $268.4 million, or 38.0% of net sales, for fiscal 1996. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses (5.7% of net sales in fiscal 1997 compared to 5.8% of net sales in fiscal 1996) which resulted from the implementation of the distribution center management system ("DCMS") and more efficient material handling equipment in certain distribution centers. In addition, Holding was able to offset lower gross profit margins in its commercial delivery business with improved gross profit margins in its DIY business. Holding believes that as its store count grows, it will achieve greater operating leverage from its distribution centers.

     Selling, general and administrative expenses, before private company expenses, for fiscal 1997 increased by $51.3 million as compared to fiscal 1996 and, as a percentage of net sales, increased from 31.9% to 32.6%. This increase as a percentage of net sales was primarily due to the higher operating costs as a percentage of net sales of the greater number of new stores that were in the early stage of maturation in fiscal 1997, particularly the 58 stores opened in the fourth quarter of 1997. In addition, the increase was partially attributable to increases in reserves for self-insured medical and worker compensation plans.

     Interest expense for fiscal 1997 was $7.7 million compared to $6.2 million in fiscal 1996. Interest expense was affected by higher rates and increased borrowings in fiscal 1997.

     Income tax expense for fiscal 1997 was $14.7 million as compared to $13.7 million for fiscal 1996, with effective tax rates of 41.9% and 40.5%, respectively. This increase was primarily due to increasing tax reserves.

     As a result of the above factors, net income of $20.4 million was recorded in fiscal 1997 as compared to 20.2 million for fiscal 1996. As a percentage of sales, net income for fiscal 1997 was 2.4% as compared to 2.9% for fiscal 1996.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and the Western Auto Merger. From fiscal 1996 through fiscal 1998, the Company opened 454 stores, closed the Western Auto Merger, constructed two new distribution centers, and expanded its Roanoke distribution center. The Company has financed its growth through a combination of internally generated funds, borrowings, and issuances of equity.

     The Company's new stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $400,000 per store. A substantial portion of these inventories are financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. Additionally, the Company plans to convert the Parts America stores into Advance Auto Parts stores, which will require capital expenditures of approximately $80,000 and conversion expense of approximately $30,000 per store. Generally, Parts America stores carried approximately $100,000 more inventory (including support inventory in the distribution centers) than Advance Auto Parts stores. The Company expects to reduce the inventory levels in the Parts America stores to the Company's average over the next 12-18 months.

     Historically, the Company has negotiated extended payment terms from suppliers to finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels. Additionally, related to the Western Auto Merger, the Company and Holding entered into several new long-term vendor agreements which will provide for price reductions on future purchases. The Company believes this will have a positive impact on gross margins after the turn of existing inventory.

     In fiscal 1996, net cash provided by operating activities was $21.5 million. Of this amount, $20.2 million was due to net income. Depreciation and amortization provided an additional $17.5 million of funds and $16.2 million was used for working capital and other. Net cash used for investing activities was $44.1 million and was comprised primarily of capital expenditures. Net cash provided by financing activities was $15.1 million and was comprised primarily of net borrowings.

     In fiscal 1997, net cash provided by operating activities was $41.7 million. Of this amount, $20.4 million was due to net income. Depreciation and amortization provided an additional $21.8 million of funds and $0.5 million was used for working capital and other. Net cash used for investing activities was $48.6 million and was comprised of capital expenditures. Net cash provided by financing activities was $7.4 million and was comprised primarily of net borrowings.

     In fiscal 1998, net cash provided by operating activities was $37.9 million. Of this amount, $1.6 million was due to net income. Depreciation and amortization provided an additional $30.0 million of funds, amortization of deferred debt issuance costs provided an additional $1.9 million and $7.6 million was provided by working capital and other. Net cash used for investing activities was $423.7 million and was comprised primarily of net capital expenditures of approximately $59.7 million, cash consideration of approximately $171.0 million in the Western Auto Merger and $193.0 million for the purchase of Holding Common Stock related to the Western Auto Merger. Net cash provided by financing activities was $412.6 million and was comprised primarily of net borrowings and issuance of equity.

     The Company funded the Western Auto Merger with 11,474,606 shares of Holding Common Stock representing approximately 40.6% of the outstanding Holding Common Stock, additional borrowings of $90.0 million under a deferred term loan facility under the Credit Facility, the sale of approximately $70.0 million of Holding Common Stock to existing stockholders of Holding and cash on hand. After the Western Auto Merger, Sears sold certain credit card portfolios related to Western Auto to third party buyers and is attempting to sell the remaining credit card portfolio related to Western Auto. The Company has agreed to share in losses associated with the credit card portfolios up to a maximum of $10.0 million. The Company intends to close additional stores in overlapping markets as well as evaluate other potential facility closures as a result of the Western Auto Merger and is in the process of completing this analysis. Thus far, management, through purchase accounting, has accrued $11.8 million for the closing of certain Parts America stores, $9.0 million for severance and relocation and $2.6 million for other exit costs. The Company also assumed certain restructuring reserves of $9.7 million that Western Auto recorded in prior restructuring activities. Additionally, the Company assumed a deferred compensation plan from Western Auto. At January 2, 1999, the total liability under the deferred compensation plan was $15.3 million, of which $6.3 million is recorded as current liabilities. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

     The Company believes it will have sufficient liquidity to fund its debt service obligations, including indebtedness incurred in connection with the Western Auto Merger, and implement its growth strategy over the next twelve months. As of January 2, 1999, the Company had outstanding indebtedness consisting of $200.0 million of Senior

Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $225.0 million under the Credit Facility and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

     The Senior Subordinated Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal payments until maturity. The Indenture governing the Senior Subordinated Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries and restrict the Company from engaging in certain mergers or consolidations and sell assets. The $10.0 million principal amount IRB bears interest at a variable rate and will require no principal payments until maturity in November 2002.

     The Company has access to a total of $465.0 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $38.3 million was available on April 2, 1999, (iii) a $125.0 million delayed draw term loan (which was undrawn as of April 2, 1999), of which $50.0 million is available to the Company through October 15, 1999 and $75.0 million is available to the Company through April 15, 2001, and (iv) a $90.0 million deferred term loan facility, which was made at the closing of the Western Auto Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. None of the delayed draw term loans were drawn in connection with the Recapitalization or the Western Auto Merger. Until the delivery to the lenders of the Company's consolidated financial statements for the first four fiscal quarters after the closing of the Recapitalization, the interest rates under the delayed draw facilities and the revolver are based, at the option of the Company, on either a Eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. From and after the delivery of such consolidated financial statements, the interest rates under the delayed draw facilities and the revolver will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). The initial margins will be 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B term loan and the deferred term loan facility is based, at the option of the Company, on a Eurodollar rate plus 2.50% or a base rate plus 1.50%.

     The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries; (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding, and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures,(b) a maximum leverage ratio, (c) a minimum interest coverage ratio, and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Debentures commencing October 15, 2003.

     The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories. As of January 2, 1999, $226.9 million was available under these facilities, net of $13.1 million outstanding for letters of credit. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion, the Parts America Conversion and funding of working capital. Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for
(i) reinvestment of certain asset sale proceeds within 360 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future. The Company did not make any mandatory prepayments in fiscal 1998 and does not anticipate any mandatory prepayments under this provision in fiscal 1999.

Seasonality

     The Company's business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, the Company's business is affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

Year 2000 Conversion

     The following discussion about the implementation of the Company's Year 2000 program, the costs expected to be associated with the program and the results the Company expects to achieve constitute forward-looking information. As noted below, there are many uncertainties involved in the Year 2000 issue, including the extent to which the Company will be able to adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties and the Company's business partners. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's results of operations could vary materially from that stated herein.

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

     The Company is utilizing internal and external resources to correct, replace, and test its software for Year 2000 compliance. The Company has two Year 2000 compliance teams focused on the completion of the Year 2000 projects in the retail stores and related support functions (the "Retail Team") and the Service Stores, dealer network and related support functions (the "KC Team"). The Retail Team expects and plans to complete the Year 2000 project no later than June 30, 1999. The KC Team expects and plans to complete the Year 2000 project no later than August 1999. The total cost of the Year 2000 project for the Retail Team is estimated at $3.7 million. Of that cost, approximately $1.0 million represents the purchase of new software and hardware, which will be capitalized. The remaining costs were or will be expensed as incurred during fiscal 1998 and 1999. The total cost of the Year 2000 project for the KC Team is estimated at $2.5 million, of which approximately $1.5 million represents the purchase of new hardware and software, which will be capitalized. As of the end of fiscal 1998, the Company has spent approximately $1.7 million on the Year 2000 project.

     The Company's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruptions. Possible Year 2000 worst case scenarios include the interruption of significant parts of the Company's business as a result of critical information systems failure or the failure of vendors, distributors or service providers. Since these possibilities cannot be eliminated, ongoing communications have been established with almost all vendors and other partners to monitor their progress in resolving Year 2000 issues, most of which the Company believes are making substantial progress. However, the Company cannot guarantee that Year 2000 related systems issues of its business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect.

     The Company has begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur. For certain information technology systems, contingency plans are in place. Elements of the Company's contingency plans include: switching of vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

     The cost and time estimated for the Year 2000 project are based on the Company's best estimates. There can be no guarantee that these estimates will be achieved or that planned results will be achieved. Risks factors include, but are not limited to, the retention of internal and external resources dedicated to the project, the timely delivery of software corrections from external vendors, and the successful completion of key business partners' Year 2000 projects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

     The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt.

     The Company's exposure to interest rate risk has changed significantly since January 3, 1998 due to the increase in total debt outstanding and the change in debt instruments as a result of the Recapitalization and the Western Auto Merger. The Company's fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes. The Company's variable rate debt relates to borrowings under the Credit Facility and the IRB (see "Item 7. Management's Discussion and Analysis and Results of Operations--Liquidity and Capital Resources"). The Company's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on the Company's long-term debt at January 2, 1999 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at January 2, 1999. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                  Fair
                          Fiscal   Fiscal   Fiscal   Fiscal    Fiscal                            Market
                           1999     2000     2001     2002      2003    Thereafter     Total     Value
                          ------   ------   ------   -------   ------   ----------   --------   --------
Long-term debt:
 Fixed  rate...........   $  --    $  --    $  --    $   --    $  --     $200,000    $200,000   $203,000
 Weighted Average
  Interest Rate........      --       --       --        --       --         10.3%      10.3%
 Variable rate.........   $  500   $1,000   $1,500   $12,000   $2,000    $218,000    $235,000   $235,000
 Weighted Average
  Interest Rate........      7.5%     7.7%     7.9%      7.8%     8.0%        8.1%        8.0%

Item 8. Financial Statements.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the directors and executive officers of the Company as of April 15, 1999:

Name                     Age     Position with the Company
----                     ---     -------------------------
Nicholas F. Taubman       64     Chairman of the Board and Director
Garnett E. Smith          59     President and Chief Executive Officer and Director
Carroll R. Tilley, Jr.    49     Executive Vice President and General Manager
Jimmie L. Wade            45     Executive Vice President and Chief Administrative Officer
J. O'Neil Leftwich        37     Senior Vice President and Chief Financial Officer, Secretary and Treasurer
Paul W. Klasing           39     Senior Vice President, Merchandising
David R. Reid             36     Senior Vice President, Real Estate and Store Support
S. Lynn Stevens           50     Senior Vice President and Chief Information Officer
Anthony R. Weatherly      39     Senior Vice President, Store Operations
Kenneth A. Wirth, Jr.     40     Senior Vice President, Sales
Joe H. Vaughn, Jr.        38     Vice President, Finance, Assistant Secretary and Assistant Treasurer
John M. Roth              40     Director
Mark J. Doran             35     Director
Timothy C. Collins        42     Director
Peter M. Starrett         50     Director
Julian C. Day             46     Director
Michael Coyne             35     Director
William L. Salter         55     Director

     Mr. Taubman, Chairman of the Board, joined the Company in 1956. Mr. Taubman has served as Chairman since January 1985 and as Chief Executive Officer from January 1985 to July 1997. From 1969 to 1984, Mr. Taubman served as President. Mr. Taubman has served on numerous business, arts and civic boards.

     Mr. Smith, President and Chief Executive Officer and a Director of the Company, joined the Company in November 1959 and is responsible for overall management and operations of the Company. Mr. Smith served as President and Chief Operating Officer from January 1985 until July 1997 at which time he became Chief Executive Officer. Mr. Smith has also served in numerous other positions including Executive Vice President and General Manager, Vice President of Purchasing, Buyer and Store Manager.

     Mr. Tilley, Executive Vice President and General Manager, joined the Company in June 1984. Mr. Tilley has served as Vice President and Senior Vice President of Purchasing, Advertising and Marketing and was promoted to his present position in July 1997. Mr. Tilley's responsibilities include merchandising, marketing and store operations.

     Mr. Wade, Executive Vice President and Chief Administrative Officer, joined the Company in February 1994. Mr. Wade is responsible for logistics, distribution, transportation, inventory management and information services. From 1987 to 1993, Mr. Wade was Vice President, Finance and Operations, for S.H. Heironimus, and from 1979 to 1987, he was Vice President-Finance of American Motor Inns. Mr. Wade is a certified public accountant.

     Mr. Leftwich, Senior Vice President and Chief Financial Officer, Secretary and Treasurer joined the Company in September 1984. Mr. Leftwich was appointed Chief Financial Officer of the Company in January 1994, Senior Vice President in July 1997 and Secretary and Treasurer in February 1998. Mr. Leftwich has also served in numerous other positions with the Company. Mr. Leftwich is responsible for financial, human resources and loss prevention functions and is a certified public accountant.

     Mr. Klasing, Senior Vice President, Merchandising, joined the Company in April 1995. Mr. Klasing is responsible for purchasing, quality control and pricing. From 1981 to 1992, Mr. Klasing worked for Kragen Auto Parts (now CSK Automotive) and from 1992 to 1995 for Montgomery Ward/Auto Express in various positions.

     Mr. Reid, Senior Vice President, Real Estate and Store Support, joined the Company in October 1984. Mr. Reid is responsible for real estate and store visual presentation. In addition, since March 1999, Mr. Reid has served as the Chief Executive Officer of Western Auto. From 1994 to 1995, Mr. Reid was Assistant Vice President, Store Support for the Company. Mr. Reid has also served in training and store operations as Store Manager and Division Manager.

     Ms. Stevens, Senior Vice President and Chief Information Officer, joined the Company in July 1979. Ms. Stevens is responsible for systems development, computer services and technology. Ms. Stevens has held several management positions in Information Services, most recently as Vice President, Systems Development.

     Mr. Weatherly, Senior Vice President, Store Operations, joined the Company in August 1981. Mr. Weatherly is responsible for district, division, and store operations. Mr. Weatherly has held numerous other operational positions including District Assistant Vice President, Zone Manager, Division Manager and Store Manager.

     Mr. Wirth, Senior Vice President, Sales joined the Company in September 1982. Mr. Wirth is responsible for the Company's largest product category, batteries, as well as new store sales coordination, commercial sales and training. From June 1992 to January 1998, Mr. Wirth served as Senior Vice President, Store Operations and prior to that held numerous other operational positions including Zone Manager, Division Manager and Store Manager.

     Mr. Vaughn, Vice President, Finance, Assistant Secretary and Assistant Treasurer, joined the Company in May 1995. Mr. Vaughn was appointed Vice President, Finance in October 1997 and Assistant Secretary and Assistant Treasurer in April 1998. Mr. Vaughn is responsible for treasury, employee benefits, corporate services and risk management. From 1983 to 1989, Mr. Vaughn worked for KPMG Peat Marwick, from 1989 to 1992, he worked for Dominion Bank, and from 1992 to 1995, he worked for Ferguson Andrews & Associates. Mr. Vaughn is a certified public accountant.

     Mr. Doran, Director, became a member of the Board in connection with the Recapitalization. Mr. Doran joined Freeman Spogli & Co. Incorporated ("Freeman Spogli") in 1988 and became a principal in January 1998. Mr. Doran is also a director of AFC Enterprises, Inc. and Century Maintenance Supply, Inc.

     Mr. Roth, Director, became a member of the Board in connection with the Recapitalization. Mr. Roth joined Freeman Spogli in March 1988 and became a principal in March 1993. Mr. Roth is also a director of AFC Enterprises, Inc. and Envirosource, Inc.

     Mr. Collins, Director, became a member of the Board in connection with the Recapitalization. Mr. Collins is Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C., a private investment firm formed by him in October 1995. From February 1990 to October 1995, Mr. Collins was a Senior Managing Director of the New York office of Onex Corporation, an Ontario corporation listed on the Toronto and Montreal Stock Exchanges. Mr. Collins is also a director of Danielson Holding Corporation and Dayton Superior Corporation.

     Mr. Starrett, Director, became a member of the Board in November 1998. Since August 1998, Mr. Starrett has served as a consultant to Freeman Spogli. Prior to August 1998, Mr. Starrett was President of Warner Bros. Studio Stores Worldwide and had been employed by Warner Bros. since May 1990. Mr. Starrett is also a director of AFC Enterprises, Inc., Brylane, Inc., Guitar Center, Inc., Petco Animal Supplies, Inc. and The Pantry, Inc.

     Mr. Day, Director, became a member of the Board in April 1999. Mr. Day has been the Executive Vice President and Chief Financial Officer of Sears since March 1999. From July 1993 to June 1998, Mr. Day served as the Executive Vice President and Chief Financial Officer of Safeway Inc. and had been employed by Safeway since 1992.

     Mr. Coyne, Director, became a member of the Board in connection with the Western Auto Merger. Mr. Coyne joined Sears in November 1993 and is currently Director of Strategy and Business Development. Mr. Coyne has held previous positions in the investor relations, capital markets, and controller groups within Sears. From August 1985 to November 1993, Mr. Coyne worked for Ernst & Young. Mr. Coyne is a certified public accountant.

     Mr. Salter, Director, became a member of the Board in April 1999. Mr. Salter has served as the President of the Home Stores division of Sears since 1996. From 1995 to 1996, Mr. Salter served as President of the hard lines division of Sears, and from 1993 to 1995 as the Vice President and General Manager of the home appliances and electronics division of Sears.

     Directors of the Company are elected annually and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

     Executive Officers are elected by, and serve at the discretion of, the Board of Directors. The Company has entered into employment agreements with certain of its executive officers. See "--Executive Employment Contracts."

Item 11.  Executive Compensation.

     The following table sets forth information with respect to compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (collectively, the "Executive Officers").

                           Summary Compensation Table

                                                                                        Long-Term
                                                                                      Compensation
                                                       Annual Compensation               Awards
                                            ---------------------------------------   ------------
                                                                                       Securities
                                   Fiscal                            Other Annual      Underlying       All Other
Name and Principal Position         Year     Salary     Bonus(1)    Compensation(2)   Options/SARs   Compensation(3)
---------------------------        ------   --------   ----------   ---------------   ------------   ---------------
Garnett E. Smith............        1998    $457,600   $7,948,011        $  --           362,500          $8,000
  President and Chief               1997     453,580      471,553           --               --            7,500
  Executive Officer
Carroll R. Tilley, Jr.......        1998    $240,000   $1,236,040        $  --           145,000          $7,459
  Executive Vice                    1997     219,014      110,429           --               --            7,500
  President and General
  Manager
J. O'Neil Leftwich..........        1998    $164,415   $  828,220        $  --            72,500          $6,932
  Senior Vice President             1997     153,825       42,500           --               --            7,500
  and Chief Financial
  Officer, Secretary and
  Treasurer
Kenneth A. Wirth, Jr........        1998    $112,060   $  264,411        $  --            25,000          $6,778
  Senior Vice President,            1997     106,460       75,900           --               --            7,500
  Store Operations
Paul W. Klasing.............        1998    $140,000   $  231,382        $  --            25,000          $6,589
  Senior Vice President,            1997     107,692       18,778           --               --            6,129
  Merchandising

______________________
(1) In connection with the Recapitalization, an aggregate of $11.5 million in extraordinary bonuses were paid to senior employees in April 1998.
(2) While certain officers received perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of each officer's respective salary and bonus.
(3) Consists of matching contributions made by the Company under the Company's 401(k) savings plan.

Executive Employment Contracts

     On April 15, 1998, Mr. Smith entered into an employment and non-competition agreement with the Company. The agreement has an initial term of three years, and renews automatically each year thereafter unless terminated by the Company or Mr. Smith. The agreement provides for a base salary of $458,000, subject to annual increases at the discretion of the Board of Directors, and an annual cash bonus based on the Company's achievement of performance targets established by the Board of Directors. The bonus to be paid upon achievement of targets will be consistent in amount with the bonuses paid to Mr. Smith by the Company historically. In the event Mr. Smith is terminated without cause, or terminates his employment for "good reason" as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment. Mr. Smith has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

     On April 15, 1998, Messrs. Leftwich, Tilley, Wirth and Klasing entered into employment agreements with the Company. The agreements provide that each Executive Officer will receive a base salary of $162,000, $240,000, $112,000 and $140,000, respectively, subject to annual increases at the discretion of the Board of Directors. Such agreements contain severance provisions that provide for base salary for the remainder of the term of the agreement upon termination of employment or one year, unless the termination is due to death, disability or retirement, by the Company for "cause" (as defined in the agreements) or by the employee other than for "good reason" (as defined in the agreements), less any amounts earned in other employment. The initial term of the employment agreements is two years, after which the term of employment will extend from year-to-year unless terminated by either the Company or the employee. Other provisions require the Company to pay bonuses earned by the employee upon the Company's achievement of earnings targets established by the Board of Directors, and an agreement by the employee not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

Consulting Agreement

     Mr. Taubman has entered into a consulting and non-competition agreement with Holding and the Company. The agreement, which has a term of three years, requires Holding or the Company to pay consulting fees in an amount of $300,000 per annum, plus an annual bonus of at least $300,000 based upon the achievement of targeted performance goals established by the Board of Directors. In fiscal 1998, Mr. Taubman earned $708,222 pursuant to the consulting agreement. Mr. Taubman has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors. Pursuant to the consulting agreement, Holding and Mr. Taubman have entered into an indemnity agreement whereby Holding will indemnify Mr. Taubman for actions taken as an officer or director of or consultant to Holding or the Company to the fullest extent permitted by law. The amount of time Mr. Taubman must devote to his consultation duties declines throughout the term of the agreement. The Company has entered into indemnification agreements similar to that with Mr. Taubman with five of its other directors.

Compensation of Directors

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings and performing duties as directors.

Stock Subscription Plans

     Holding has adopted Stock Subscription Plans (the "Stock Subscription Plans") pursuant to which certain directors, officers and key employees of the Company have purchased 801,800 shares of the outstanding Holding Common Stock at the same price as Freeman Spogli's purchase of its shares in the Recapitalization, or fair market value at the time of purchase. $2,615,000 of the purchase price for such shares was paid by delivery of full recourse promissory notes bearing interest at the prime rate and due five years from the Recapitalization, secured by all of the stock each such executive owns in Holding. Messrs. Smith, Leftwich, Tilley, Wirth and Klasing purchased

250,000 shares, 50,000 shares, 150,000 shares, 20,000 shares and 20,000 shares, respectively. For these individuals, $0, $250,000, $750,000, $106,000 and $110,000 of their purchase price, respectively, was financed through the delivery of promissory notes on the terms described above. As of January 2, 1999, the outstanding balance on the promissory notes was $237,500, $750,000, $106,000 and $110,000 for each of Messrs. Leftwich, Tilley, Wirth and Klasing, respectively. The agreements entered into in connection with the Stock Subscription Plans provide for restrictions on transferability, and acquired shares are subject to a right of first refusal and a repurchase right at stated prices in favor of Holding and co-sale rights in favor of the executive if Freeman Spogli sells its shares to a third party. The agreements also include an obligation to sell at the request of Freeman Spogli. These rights (but not the restrictions on transferability) will terminate upon an initial public offering by Holding of Holding Common Stock, as further defined in agreements entered into under the Stock Subscription Plans.

Stock Option Plans

     Holding has adopted stock option plans (the "Option Plans"), under which Holding made initial grants of approximately 898,750 shares of Holding Common Stock in April 1998. Each Option Plan participant has entered into an option agreement (an "Option Agreement") with Holding. The Option Plans and each outstanding option thereunder are subject to termination in the event of a change in control of Holding or other extraordinary corporate transactions, as more fully described in the Option Plans. In addition, all options granted pursuant to the Option Plans will terminate 90 days after termination of employment (unless termination was for cause, in which event an option will terminate immediately) or 180 days in the event of termination due to death or disability. Shares received upon exercise of options are subject to both a right of first refusal and a repurchase right at stated prices in favor of Holding, and co-sale rights in favor of the optionee. These rights will terminate upon an initial public offering by Holding of its Common Stock, as further defined in the Option Agreements. Shares received upon exercise of options, as well as all outstanding options, are also subject to obligations to sell at the request of Freeman Spogli. All options will terminate on the seventh anniversary of the Option Agreement under which they were granted if not exercised prior thereto.

     Three different types of options may be granted pursuant to the Option Plans. Fixed Price Service Options will vest over a three-year period in three equal annual installments beginning in fiscal 1999. Performance Options will be earned in installments based upon satisfaction of certain performance targets for the four-year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two year period beginning in 2000, and have an exercise price that increases over time.

Option Grants in Connection with the Recapitalization

     The following table sets forth information concerning Options granted in fiscal 1998 to each of the Executive Officers.

                                               Individual Grants                      Potential Realizable Value at
                            -------------------------------------------------------   Assumed Annual Rates of Stock
                                            % of Total                                      Price Appreciation
                             Number of       Options/                                        for Option Term
                             Securities        SARs                                          Fixed Price and
                             Underlying     Granted to     Exercise or                     Performance Options
                            Options/SARs   Employees in    Base Price    Expiration   ------------------------------
           Name              Granted(#)    Fiscal Year     ($/Sh)(1)        Date      0%(2)   5% ($)(3)   10% ($)(3)
-------------------------   ------------   ------------   ------------   ----------   -----   ---------   ----------
Garnett E. Smith.........      362,500(4)      40.3          10.00         4/14/05      -      814,201     1,897,434
Carroll R. Tilley, Jr. ..      145,000(5)      16.1          10.00         4/14/05      -      325,680       758,974
J. O'Neil Leftwich.......       72,500(6)       8.1          10.00         4/14/05      -      162,840       379,487
Kenneth A. Wirth, Jr. ...       25,000(7)       2.8          10.00         4/14/05      -       56,994       132,820
Paul W. Klasing..........       25,000(8)       2.8          10.00         4/14/05      -       56,994       132,820

________________

(1) Represents the fair market value of the underlying shares of Common Stock at the time of the grant. A portion of the grant consists of Variable Price Service Options with an exercise price that increases $2.00 on each April 15 (the anniversary of the grant date).
(2) Unless the stock price increases, which will benefit all stockholders commensurately, an Option holder will realize no gain.
(3) Represents the value of the shares of Common Stock issuable upon the exercise of the Option, assuming the stated rates of price appreciation for seven years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. The 5% and 10% rates are established by the SEC as examples only and are not intended to forecast future appreciation in the Common Stock price. Variable Price Service Options will have no value at the appreciation rates shown. Performance Options are assumed to be fully vested at the end of the period. Full vesting would require achievement of certain performance targets (as defined in each Stock Option Agreement) by the Company for the period beginning January 4, 1998 and ending at the end of the Company's fiscal year 2001.
(4) Represents 37,500 Fixed Price Service Options, 162,500 Variable Price Service Options, and 162,500 Performance Options.
(5) Represents 15,000 Fixed Price Service Options, 65,000 Variable Price Service Options and 65,000 Performance Options.
(6) Represents 7,500 Fixed Price Service Options, 32,500 Variable Price Service Options, and 32,500 Performance Options.
(7) Represents 3,000 Fixed Price Service Options, 11,000 Variable Price Service Options, and 11,000 Performance Options.
(8) Represents 3,000 Fixed Price Service Options, 11,000 Variable Price Service Options, and 11,000 Performance Options.

Option Exercises and Year-End Value

  The following table sets forth information with respect to the Executive Officers concerning option exercises for the fiscal 1998 and exercisable and unexercisable options held as of January 2, 1999.

                                                            Number of Securities
                                                           Underlying Unexercised        Value of Unexercised
                                                                 Options at             In-the-Money Options at
                               Shares                        January 2, 1999(#)         January 2, 1999($)(a)(b)
                            Acquired on      Value      ---------------------------   ---------------------------
           Name             Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------   -----------   -----------   -----------   -------------   -----------   -------------
Garnett E. Smith                 --            --            0            362,500        $  --        $2,472,250
Carroll R. Tilley, Jr.           --            --            0            145,000           --           988,900
J. O'Neil Leftwich               --            --            0             72,500           --           494,450
Kenneth A. Wirth, Jr.            --            --            0             25,000           --           170,500
Paul W. Klasing                  --            --            0             25,000           --           170,500

______________________
(a) There is no established public trading market for the Holding Common Stock. Holding believes that the fair market value of the Holding Common Stock was $16.82 per share as of January 2, 1999.
(b) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value of the underlying the Holding Common Stock of $16.82 as described in note (a).

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company determines the compensation of the Executive Officers. During fiscal 1998, Messrs. Taubman and Smith participated in Board of Director deliberations regarding the compensation of the Company's Executive Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Not applicable.

Item 13. Certain Relationships and Related Transactions.

Affiliated Leases

     The Company leases its Roanoke, Virginia distribution center, an office/warehouse, a warehouse, 23 of its stores and four former stores from Nicholas F. Taubman or members of his immediate family, and its corporate headquarters from Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child of Mr. Taubman. Rents for the affiliated leases may be slightly higher than rents for non-affiliated leases, but the Company does not believe the amount of such difference to be material. In addition, certain terms of the affiliate leases may be more favorable to the landlord than those contained in leases with non-affiliates, primarily terms relating to the maintenance of the facilities. However, in connection with the Recapitalization, certain other terms of the leases with affiliates (including provisions relating to assignment, damage by casualty and default cure periods) were amended so that they would be no less favorable to the Company than non-affiliated leases. All affiliate leases are on a triple net basis. Lease expense for leases with affiliates has been $3,076,000, $3,171,000 and $2,888,000 for fiscal 1996, 1997 and 1998, respectively.

     Three Western Auto Puerto Rico stores are on the premises of Sears stores and the buildings are subleased from Sears. The rental rates were established prior to the Western Auto Merger by arm's-length negotiation between the Company and Sears, and the Company believes that the rent under and terms of the subleases reflect market rates and terms at the time of the Western Auto Merger. $97,450 in rent payable to Sears was accrued in fiscal year 1998.

Stockholders Agreement

     Mr. Taubman and the Arthur Taubman Trust Dated July 13, 1964 (the "Taubman Trust" and, together with Mr. Taubman, the "Continuing Stockholders"), Freeman Spogli, Ripplewood Partners, L.P. and Ripplewood Advance Auto Parts Employee Fund I L.L.C. (collectively, "Ripplewood"), WA Holding Co. ("WAH"), a wholly owned subsidiary of Sears, and Holding have entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"). Under the Stockholders Agreement, Freeman Spogli, Ripplewood, WAH and the Continuing Stockholders have the right to purchase their pro rata share of certain new issuances of securities, including capital stock by Holding. In addition, the Stockholders Agreement provides for restrictions on the transferability of the shares of Holding Common Stock of the parties until the earlier of April 1, 2000 or upon consummation of a public offering. Prior to April 15, 2001 (or if earlier, the date of an initial public offering), any transfers of Holding Common Stock by any Continuing Stockholder and Ripplewood are subject to rights of first offer in favor of Freeman Spogli and WAH on a pro rata basis. Prior to an initial public offering, any transfers of Holding Common Stock are subject to rights of first refusal in favor of (i) Freeman Spogli and WAH on a pro rata basis, in the case of a transfer by Ripplewood, (ii) WAH, in the case of a transfer by Freeman Spogli and (iii) Freeman Spogli, in the case of a transfer by WAH. The Stockholders Agreement further provides tag-along rights such that (i) upon transfers of Holding Common Stock by Freeman Spogli (excluding transfers to affiliates of Freeman Spogli), the Continuing Stockholders, Ripplewood and WAH will have the right to participate in such sales on a pro rata basis; (ii) upon transfers of Holding Common Stock by WAH (excluding transfers to affiliates of WAH), Freeman Spogli, the Continuing Stockholders and Ripplewood will have the right to participate in such sales on a pro rata basis; and (iii) upon transfers of Holding Common Stock by Ripplewood (excluding transfers to affiliates of Ripplewood), Freeman Spogli will have the right to participate in such sales on a pro rata basis, and if Freeman Spogli exercises such right, the Continuing Stockholders and WAH will have the right to participate in such sales on a pro rata basis. In addition, from and after April 1, 2000, or earlier with the consent of WAH, if Freeman Spogli sells all of its holdings of Holding Common Stock, Ripplewood and the Continuing Stockholders will be obligated to sell all of their shares of Holding Common Stock at the request of Freeman Spogli. Without the consent of the majority of the other stockholders, Sears will not sell WAH to a third party so as to dispose of its indirect interest in Holding.

     The Stockholders Agreement further provides that the parties will vote at each annual meeting of Holding to elect to the Board of Directors Mr. Taubman, the Chief Executive Officer of Holding, three nominees of Freeman

Spogli, three nominees of WAH and one nominee of Ripplewood. Certain transfers of Holding Common Stock by either Freeman Spogli or WAH will reduce the number of directors such parties are entitled to nominate. Ripplewood has granted Freeman Spogli an irrevocable proxy to vote Ripplewood's stock in Holding on all matters, expiring upon an initial public offering of common stock by Holding, but Freeman Spogli will nominate one director designated by Ripplewood. The Ripplewood director will agree to vote with the Freeman Spogli directors on all matters prior to an initial public offering of common stock by Holding. Pursuant to the Stockholders Agreement, Mr. Taubman has certain approval rights with respect to major corporate transactions.

Options Granted to the Continuing Stockholders

     In connection with the Recapitalization, Holding entered into an Option Agreement with Mr. Taubman and the Taubman Trust whereby each of them has been granted immediately exercisable options to purchase 250,000 shares of Holding Common Stock. The options have an initial exercise price of $10.00, with the exercise price increasing by $2.00 on each anniversary of the Recapitalization. Both the exercise price and the number of shares which may be purchased pursuant to the options are subject to certain adjustments. The options will expire if not exercised by the seventh anniversary of the Recapitalization. Shares received upon exercise of all or any part of the option by the Continuing Stockholders will be subject to the Stockholders Agreement.

Sale of Airplane

     In fiscal 1998, in connection with the Recapitalization, Mr. Taubman purchased an airplane from the Company for $4.1 million, a price equal to the approximate net book value of the airplane, which amount also equaled the approximate fair market value of the airplane (based on estimates of value provided by the airplane's manufacturer). The airplane was purchased in 1995 for $5.2 million.

Registration Rights Agreement

     Pursuant to the Stockholders Agreement, Holding agreed, beginning 180 days after consummation of an initial public offering of common stock by Holding, that upon the request of Freeman Spogli, WAH and the Continuing Stockholders it will register under the Securities Act and applicable state securities laws the sale of Holding Common Stock owned by Freeman Spogli, WAH and the Continuing Stockholders subject to certain limitations. Holding has granted unlimited piggy-back registration rights to Freeman Spogli, Ripplewood, WAH and the Continuing Stockholders. Holding also granted three demand registrations to each of Freeman Spogli and WAH, two demand registrations to the Continuing Stockholders, and one demand registration to Ripplewood. Holding granted WAH the right, beginning 180 days after the consummation of an initial public offering, to distribute its shares of Holding Common Stock to Sears' stockholders. Holding's obligation is subject to certain limitations relating to the minimum amount required for registration, the timing of registrations and other similar matters. Holding is obligated to pay any registration expenses incidental to such registrations, excluding underwriters' commissions and discounts. Holding has agreed to indemnify Freeman Spogli, Ripplewood, WAH, the Continuing Stockholders and the control person of any of the foregoing against certain liabilities including liabilities under the Securities Act.

Management Equity Plans

     See "Item 11. Executive Compensation--Stock Subscription Plans" and "--Stock Option Plans."

Indemnification Agreements

     In connection with the Recapitalization, the Company entered into indemnification agreements with certain of the directors of the Company.

Certain Payments

     In connection with the Recapitalization, a portion of the common stock and all of the preferred stock of Holding were converted into the right to receive in the aggregate approximately $351.0 million in cash and certain options to purchase shares of Holding Common Stock. In addition, Freeman Spogli and Ripplewood, stockholders of Holding, received collectively a $5.0 million fee for arranging the financing, performing advisory and consulting services and negotiating the Recapitalization, and Freeman Spogli, Ripplewood and the Continuing Stockholders received collectively a $3.5 million fee for performing similar services with respect to the Western Auto Merger. In connection with the Recapitalization, certain employees of the Company, including the Executive Officers, received an aggregate of approximately $11.5 million in bonuses with Messrs. Smith, Tilley, Leftwich, Wirth and Klasing receiving $7.0 million, $1.0 million, $750,000, $150,000 and $150,000, respectively.

Other Transactions with Sears

     On November 2, 1998, Western Auto Supply Company merged into a subsidiary of the Company. In the Western Auto Merger, WAH was issued 11,474,606 shares of Holding Common Stock, representing approximately 40% of the outstanding Holding Common Stock. In connection with the Western Auto Merger, WAH became entitled, under the Stockholders Agreement described above, to nominate three directors to the Board of Directors of Holding. Michael Coyne, an employee of Sears, was appointed to the Board of Directors on November 2, 1998. Julian C. Day and William L. Salter, each an employee of Sears, were appointed to the Board of Directors in April 1999.

     In connection with the Western Auto Merger, Western Auto entered into agreements with Sears in order to continue to obtain supplies of certain products bearing trademarks owned by Sears for the Western Auto dealer network and the Service Stores for three years. Pursuant to these agreements, Western Auto purchased directly from the manufacturers approximately $6.0 million of these products in fiscal 1998, and the Company believes that Sears received fees in association with such sales. The prices paid per unit for the products sold in the Western Auto and Parts America stores were determined prior to the Western Auto Merger by arm's-length negotiation between the Company and Sears.

     In connection with the Western Auto Merger, Western Auto and Western Auto of Puerto Rico, Inc., a subsidiary of Western Auto, entered into agreements with Sears and its affiliates whereby consumers can make retail purchases at Western Auto, Parts America and Western Auto Puerto Rico stores and the dealer network using the Sears credit card and other Western Auto private label credit cards. The Sears affiliates are paid a discount fee on each retail transaction that is competitive with the fees paid by Western Auto and the Company to third party credit card providers such as Visa, MasterCard and American Express. In fiscal 1998, Western Auto and Western Auto of Puerto Rico accrued approximately $657,000 in discount fees payable to Sears, $147,000 of which was paid. In addition, a portion of Western Auto's Puerto Rico administrative facility and certain Western Auto employees are leased to Sears for use in Sears administration of the credit card program. The lease payments, which aggregated approximately $644,000 in fiscal 1998, are intended to reimburse the Company for its expense in connection with the facility and the employees.

     In connection with the Western Auto Merger, Sears and the Company are each providing certain services to effect an orderly transition of Western Auto Supply Company from a subsidiary of Sears to a subsidiary of the Company. Such services include payroll, accounts payable and administration of commercial credit programs. Each party is reimbursed by the other for its costs incurred in providing transition services. Pursuant to this arrangement, the Company accrued $844,000 for services performed by Sears for the Company and $38,000 as reimbursement for services performed by the Company for Sears in fiscal 1998.

     Under the terms of an insurance program established by a Sears subsidiary on behalf of Western Auto Supply Company prior to the Western Auto Merger, with respect to certain insurable losses where the Company may otherwise have a retention obligation or deductible under the applicable insurance policy providing coverage, the Company will be entitled to be reimbursed by Sears for its losses. No material payments were made under the insurance program in fiscal year 1998. Western Auto is currently processing a claim with Sears under the insurance program from which the Company expects to receive approximately $1.5 million.

     In connection with the Western Auto Merger, Sears and the Company entered into an agreement under which the Company may be given a priority position as a local supplier to up to approximately 250 Sears Auto Centers or NTB Stores that are located near Company stores. Under this agreement, upon request from a Sears Auto Center or NTB Store, the Company will deliver parts and charge a price negotiated prior to the Western Auto Merger between the Company and Sears. In addition, if the volume of activity under this agreement meets certain agreed-upon thresholds, Sears will receive rebates on its purchases. The supply arrangement is currently being phased in by the Company and Sears, and no material purchases were made by Sears in fiscal year 1998. There can be no assurance that the program will result in meaningful revenues to the Company in fiscal year 1999.

          In connection with the Western Auto Merger, Sears has arranged to buy from the Company certain products in bulk for its automotive centers, at cost plus a set handling fee. In fiscal 1998, the Company shipped approximately $2.1 million in products to Sears. The Company made final shipments to Sears under this arrangement of $530,000 in first fiscal quarter of fiscal 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Documents filed as part of this Report:

               (1 & 2) Index to Consolidated Financial Statements and Schedules:

                   Advance Stores Company, Incorporated and Subsidiaries
                   Consolidated Financial Statements:
                   Report of Independent Public Accountants--Arthur Andersen LLP.....  F-1
                   Consolidated Balance Sheets as of January 2, 1999 and
                     January 3, 1998.................................................  F-2
                   Consolidated Statements of Income for the Years Ended
                     January 2, 1999, January 3, 1998 and December 28, 1996..........  F-3
                   Consolidated Statements of Changes in Stockholder's Equity for
                     the Years Ended January 2, 1999, January 3, 1998 and
                     December 28, 1996...............................................  F-4
                   Consolidated Statements of Cash Flows for the Years Ended
                     January 2, 1999, January 3, 1998 and December 28, 1996..........  F-5
                   Notes to Consolidated Financial Statements January 2, 1999,
                     January 3, 1998 and December 28, 1996...........................  F-6
                   Schedule II -- Valuation and Qualifying Accounts..................  F-40

                   Western Auto Supply Company and Subsidiaries
                   Consolidated Financial Statements:
                   Report of Independent Public Accountants--Deloitte & Touche
                     LLP.............................................................  F-41
                   Consolidated Balance Sheets - October 31, 1998 and January 3,
                     1998............................................................  F-42
                   Consolidated Statements of Operations for the 43 Weeks Ended
                     October 31, 1998 and the Years (53/52 weeks) Ended
                     January 3, 1998 and December 28, 1996...........................  F-43
                   Consolidated Statements of Stockholders' Equity For the 43
                     Weeks Ended October 31, 1998 and the Years (53/52 weeks)
                     Ended January 3, 1998 and December 28, 1996.....................  F-44
                   Consolidated Statements of Cash Flows For the 43 Weeks Ended
                     October 31, 1998 and the Years (53/52 weeks) Ended
                     January 3, 1998 and December 28, 1996...........................  F-45
                   Notes to Consolidated Financial Statements........................  F-46

               (3)  Exhibits:

Exhibit
Number                                         Description
-------                                        -----------
  2.1(1)         Merger Agreement dated as of March 4, 1998 among AHC
                 Corporation and Advance Holding Corporation ("Holding") with FS
                 Equity Partners III, L.P., FS Equity Partners IV, L.P. ("FSEP IV"),
                 and FS Equity Partners International, L.P.
  2.2(1)         Agreement and Plan of Merger dated as of August 16, 1998 among
                 Sears, Roebuck and Co. ("Sears"), Western Auto Holding Co.
                 ("WAHC"), Holding, the Company, Western Auto, Advance
                 Acquisition Corporation ("AAC") and certain stockholders of
                 Holding.
  2.3(2)         Amendment No. 1 to Agreement and Plan of Merger dated as of
                 November 2, 1998 among the Registrant, Sears, WAHC, Western
                 Auto, Holding, AAC and certain stockholders of Holding.
  3.1(1)         Articles of Incorporation of the Company, as amended to date.
  3.2(1)         Bylaws of the Company, as amended to date.
  4.1(1)         Indenture dated as of April 15, 1998 among the Company,
                 LARALEV, INC., as guarantor, and United States Trust Company of
                 New York, as Trustee, with respect to the 10.25% Senior
                 Subordinated Notes due 2008 (including the form of 10.25% Senior
                 Subordinated Note due 2008).
  4.2(2)         Supplemental Indenture dated as of November 2, 1998 between
                 Western Auto and United States Trust Company of New York, as
                 trustee.
 10.1(3)         Amended and Restated Stockholders Agreement dated November 2,
                 1998 among FS Equity Partners IV, L.P., Ripplewood Partners, L.P.,
                 Ripplewood Advance Auto Parts Employee Fund I L.L.C., Nicholas
                 F. Taubman, The Arthur Taubman Trust dated July 13, 1964, WA
                 Holding Co. and Holding (including the Terms of the Registration
                 Rights of Common Stock).
 10.2(4)         Amended and Restated Credit Agreement dated as of October 19,
                 1998 among Holding, the Registrant, the lenders party thereto, The
                 Chase Manhattan Bank ("Chase"), Chase Securities Inc., DLJ Capital
                 Funding, Inc. and First Union National Bank.
 10.3(5)         Pledge Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the
                 Subsidiary Pledgors listed therein and Chase, as collateral agent.
 10.4(6)         Guarantee Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among Holding, the Subsidiary
                 Guarantors listed therein and Chase, as collateral agent.
 10.5(7)         Indemnity, Subrogation and Contribution Agreement dated as of
                 April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the Guarantors listed therein and
                 Chase, as collateral agent.
 10.6(8)         Security Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the
                 Subsidiary Guarantors listed therein and Chase, as collateral agent.
 10.7(1)         Lease Agreement dated as of March 16, 1995 between Ki, L.C. and the Company for the Company's headquarters located at 5673 Airport
                 Road, Roanoke, Virginia, as amended.

Exhibit
Number                                         Description
-------                                        -----------
 10.8(1)         Lease Agreement dated as of January 1, 1997 between Nicholas F.
                 Taubman and the Company for the distribution center located at 1835
                 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.
 10.9(1)         Trust Indenture dated as of December 1, 1997 among McDuffie
                 County Development Authority, First Union National Bank, as
                 trustee, and Branch Banking and Trust Company, as credit facility trustee, relating to the $10,000,000 Taxable Industrial Development
                 Revenue Bonds (Advance Stores Company, Incorporated Project)
                 Series 1997 (the "IRB").
10.10(1)         Lease Agreement dated as of December 1, 1997 between
                 Development Authority of McDuffie County and the Company
                 relating to the IRB.
10.11(1)         Letter of Credit and Reimbursement Agreement dated as of
                 December 1, 1997 among the Company, Holding and First Union
                 National Bank relating to the IRB.
10.12(1)         Advance Holding Corporation 1998 Senior Executive Stock Option
                 Plan.
10.13(1)         Form of Advance Holding Corporation 1998 Senior Executive Stock
                 Option Agreement.
10.14(1)         Advance Holding Corporation 1998 Executive Stock Option Plan.
10.15(1)         Form of Advance Holding Corporation 1998 Stock Option
                 Agreement.
10.16(1)         Advance Holding Corporation 1998 Senior Executive Stock
                 Subscription Plan.
10.17(1)         Form of Advance Holding Corporation Senior Executive Stock
                 Subscription Agreement.
10.18(1)         Advance Holding Corporation 1998 Employee Stock Subscription
                 Plan.
10.19(1)         Form of Advance Holding Corporation Employee Stock Subscription
                 Agreement.
10.20(1)         Form of Secured Promissory Note.
10.21(1)         Form of Stock Pledge Agreement.
10.22(1)         Form of Employment and Non-Competition Agreement between
                 Childs, Cox, Dickerson, Gearheart, Gerald, Gray, Gregory, Hale,
                 Helms, Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn,
                 Rakes, Richardson, Smith, Turner and Williams and the Company
                 (one-year agreement).
10.23(1)         Form of Employment and Non-Competition Agreement between
                 Tilley, Bigoney, Buskirk, Felts, Fralin, Haan, Klasing, Leftwich, Reid,
                 Stevens, Vaughn, Wade, Weatherly and Wirth and the Company (two-
                 year agreement).
10.24(1)         Form of Indemnity Agreement between certain directors of Holding
                 (other than Nicholas F. Taubman) and Holding.
10.25(1)         Form of Consulting and Non-Competition Agreement among
                 Nicholas F. Taubman, Holding and the Company.
10.26(1)         Indemnity Agreement dated as of April 15, 1998 between Nicholas F.
                 Taubman and Holding.
10.27(1)         Option Agreement dated as of April 15, 1998 between Nicholas F.
                 Taubman and Holding.

Exhibit
Number                                         Description
-------                                        -----------
10.28(1)         Option Agreement dated as of April 15, 1998 between Arthur
                 Taubman Trust dated July 13, 1968 and Holding.
10.29(1)         Employment and Non-Competition Agreement among Garnett E.
                 Smith, Holding and the Company.
10.30(1)         Form of Series B Note.
21.1             Subsidiaries of the Company.
24.1             Power of Attorney (contained in the signature pages hereof)
27.1             Financial Data Schedule.

_________________________________
(1) Incorporated herein by reference to the exhibit designated by the same number filed with the Company's Registration Statement on Form S-4 effective October 30, 1998 (File No. 333-56013).
(2)  Incorporated herein by reference to the exhibit designated as exhibit 4.3 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
(3)  Incorporated herein by reference to the exhibit designated as exhibit 10.31 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
(4)  Incorporated herein by reference to the exhibit designated as exhibit 10.32 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
(5)  Incorporated herein by reference to the exhibit designated as exhibit 10.33 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
(6)  Incorporated herein by reference to the exhibit designated as exhibit 10.34 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
(7)  Incorporated herein by reference to the exhibit designated as exhibit 10.35 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
(8)  Incorporated herein by reference to the exhibit designated as exhibit 10.36 filed with the Company's Current Report on Form 8-K dated November 2, 1998.

(4)  Reports on Form 8-K.

     (a) Current Report on Form 8-K (date of earliest event--November 2, 1998) related to the Western Auto Merger.

Report of Independent Public Accountants


To the Board of Directors and Stockholder of Advance Stores Company, Incorporated:

We have audited the accompanying consolidated balance sheets of Advance Stores Company, Incorporated (a Virginia Company) and subsidiaries (the Company and a wholly owned subsidiary of Advance Holding Corporation), as of January 2, 1999, and January 3, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Stores Company, Incorporated and subsidiaries as of January 2, 1999, and January 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Greensboro, North Carolina                              ARTHUR ANDERSEN LLP
 April 9, 1999.

             Advance Stores Company, Incorporated and Subsidiaries

      Consolidated Balance Sheets - January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


                                                                       January 2,    January 3,
              Assets                                                     1999           1998
              ------                                                  ----------    ----------
Current assets:
  Cash and cash equivalents                                           $  34,220     $  7,447
  Receivables, net                                                       91,659       21,901
  Inventories                                                           726,172      280,267
  Prepaid expenses and other current assets                               9,254        2,893
  Deferred income taxes                                                     223        -
  Refundable income taxes                                                 1,140          168
                                                                     ----------    ---------
    Total current assets                                                862,668      312,676
Property and equipment, net                                             377,761      134,896
Other assets, net of accumulated amortization of $1,696 and $0           21,087        2,054
                                                                     ----------    ---------
                                                                     $1,261,516    $ 449,626
                                                                     ==========    =========

             Liabilities and Stockholder's Equity
             ------------------------------------
Current liabilities:
  Bank overdrafts                                                     $  20,250      $ 7,235
  Borrowings secured by receivables                                       5,000        3,359
  Current portion of long-term debt                                       1,026        -
  Current portion of deferred revenue                                     8,049        1,530
  Accounts payable                                                      364,758      157,096
  Accrued expenses                                                      152,752       27,187
  Deferred income taxes                                                       -        3,133
                                                                     ----------    ---------
    Total current liabilities                                           551,835      199,540
                                                                     ----------    ---------
Long-term debt                                                          434,500      106,542
                                                                     ----------    ---------
Deferred revenue                                                          1,389          693
                                                                     ----------    ---------
Deferred income taxes                                                     2,172       12,839
                                                                     ----------    ---------
Other long-term liabilities                                              50,609          843
                                                                     ----------    ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, Class A, voting, $100 par value; 5,000
   shares authorized; 536 and 273 issued and outstanding                     54           27
  Additional paid-in capital                                            273,598          940
  Outstanding stock options                                               3,431          -
  Unamortized stock option compensation                                  (2,736)         -
  (Accumulated deficit) retained earnings                               (53,336)     128,202
                                                                     ----------    ---------
    Total stockholder's equity                                          221,011      129,169
                                                                     ----------    ---------
                                                                     $1,261,516    $ 449,626
                                                                     ==========    =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries

                       Consolidated Statements of Income
                     For the Years Ended January 2, 1999,
                    January 3, 1998, and December 28, 1996
                            (dollars in thousands)




                                                                      1998         1997         1996
                                                                  ----------    ----------    ---------
                                                                  (52 weeks)    (53 weeks)   (52 weeks)
Net sales                                                        $1,220,759     $ 848,108    $ 705,983
Cost of sales, including purchasing and warehousing costs           763,353       524,586      437,615
                                                                 ----------    ----------    ---------
         Gross profit                                               457,406       323,522      268,368
Selling, general and administrative expenses                        403,945       279,924      228,049
Expenses associated with the Recapitalization of the Parent          14,277             0            0
Expenses associated with restructuring                                6,774             0            0
                                                                 ----------    ----------    ---------
         Operating income                                            32,410        43,598       40,319
Other income (expense):
 Interest expense                                                   (29,517)       (7,732)      (6,221)
 Interest income                                                      1,623            23          275
 Net losses on sales of property and equipment                         (150)         (362)         (97)
 Other, net                                                            (867)         (485)        (329)
                                                                 ----------    ----------    ---------
         Total other income (expense), net                          (28,911)       (8,556)      (6,372)
                                                                 ----------    ----------    ---------
Income before provision for income taxes                              3,499        35,042       33,947
Provision for income taxes                                            1,887        14,670       13,735
                                                                 ----------    ----------    ---------
Net income                                                       $    1,612    $   20,372    $  20,212
                                                                 ==========    ==========    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries

          Consolidated Statements of Changes in Stockholder's Equity
                     For the Years Ended January 2, 1999,
                    January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


                                              Class A                                                    Retained
                                            Common Stock   Additional                    Unamortized     Earnings         Total
                                           -------------     Paid-in    Outstanding      Stock Option  (Accumulated    Stockholder's
                                           Shares  Amount    Capital    Stock Options    Compensation     Deficit)        Equity
                                           ------  ------  -----------  -------------    ------------   ------------  -------------
Balance, December 30, 1995,
as previously reported                          1  $    -    $   967             -                -     $  87,618        $ 88,585
  Effect of stock split                       272      27        (27)            -                -             -               -
                                           ------  ------  -----------  -------------    ------------   ------------   -------------
Balance, December 30, 1995, as adjusted       273      27        940             -                -        87,618          88,585
  Net income                                    -       -          -             -                -        20,212          20,212
                                           ------  ------  -----------  -------------    ------------   ------------   -------------
Balance, December 28, 1996, as adjusted       273      27        940             -                -       107,830         108,797
  Net income                                    -       -          -             -                -        20,372          20,372
                                           ------  ------  -----------  -------------    ------------   ------------   -------------
Balance, January 3, 1998, as adjusted         273      27        940                                      128,202         129,169
  Dividend to parent                            -       -          -             -                -      (183,150)       (183,150)
  Contribution of capital
   from parent                                  -       -      10,259            -                -             -          10,259
  Issuance of Class A common
   stock associated with Western Merger,
   net of issuance costs of $575              263      27     262,399            -                -             -         262,426
  Stock option compensation                     -       -           -        3,431           (3,431)            -               -
  Amortization of stock
   option compensation                          -       -           -            -              695             -             695
  Net income                                    -       -           -            -                -         1,612           1,612
                                           ------  ------  -----------  -------------    ------------  ------------   -------------
Balance, January 2, 1999                      536  $   54    $273,598     $  3,431         $ (2,736)   $  (53,336)       $221,011
                                           ======  ======  ===========  =============    ============  ============   =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries

                     Consolidated Statements of Cash Flows
                     For the Years Ended January 2, 1999,
                    January 3, 1998, and December 28, 1996
                            (dollars in thousands)



                                                                          1998        1997        1996
                                                                       ---------- ------------ -----------
Cash flows from operating activities:                                  (52 weeks)  (53 weeks)  (52 weeks)
  Net income                                                              $1,612      $20,372    $20,212
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                                         29,964       21,801     17,499
    Amortization of stock option compensation                                695            -          -
    Amortization of deferred debt issuance costs                           1,891            -          -
    Net losses on sales of property and equipment                            150          362         97
    (Benefit) provision for deferred income taxes                         (3,453)       4,211      5,250
    Restructuring charge                                                   6,774            -          -
    Net (increase) decrease in:
     Receivables, net                                                      4,844       (7,546)    (5,604)
     Inventories                                                         (99,653)     (27,723)   (72,645)
     Prepaid expenses and other assets                                    (2,064)        (837)       517
     Refundable income taxes                                                (972)        (168)         -
    Net increase (decrease) in:
     Accounts payable                                                     65,170       27,072     58,589
     Accrued expenses                                                     24,102        3,553     (1,169)
     Deferred revenue                                                      7,215          195     (1,416)
     Other long-term liabilities                                           1,622          387        245
                                                                       ---------- ------------ -----------
      Net cash provided by operating activities                           37,897       41,679     21,575
                                                                       ---------- ------------ -----------
Cash flows from investing activities:
  Purchases of property and equipment                                    (65,790)     (48,864)   (44,264)
  Proceeds from sales of property and equipment                            6,073          257        143
  Payment for purchase of Advance Holding Corporation Common Stock      (193,003)           -          -
  Western Merger, net of cash acquired                                  (170,955)           -          -
                                                                       ---------- ------------ -----------
      Net cash used in investing activities                             (423,675)     (48,607)   (44,121)
                                                                       ---------- ------------ -----------
Cash flows from financing activities:
  Increase (decrease) in bank overdrafts                                  13,016       (7,032)       817
  Proceeds from issuance of long-term debt                                   581       13,121     16,116
  Principal payments on long-term debt                                   (97,117)        (232)    (1,740)
  Borrowings under debt facilities                                       425,000            -          -
  Payment of debt issuance costs                                         (20,786)           -          -
  Contributed capital from Advance Holding Corporation                    10,259            -          -
  Dividend paid to Advance Holding Corporation                          (183,150)           -          -
  Proceeds from issuance of Class A common stock                         262,425
  Other                                                                    2,323        1,586          -
                                                                       ---------- ------------ -----------
      Net cash provided by financing activities                          412,551        7,443     15,193
                                                                       ---------- ------------ -----------
Net increase (decrease) in cash and cash equivalents                      26,773          515     (7,353)
Cash and cash equivalents, beginning of year                               7,447        6,932     14,285
                                                                       ---------- ------------ -----------
Cash and cash equivalents, end of year                                   $34,220       $7,447     $6,932
                                                                        =========  ===========  ==========
Supplemental cash flow information:
  Interest paid                                                          $21,792       $8,440     $6,354
  Income taxes paid, net of refunds received                               6,540       12,454     11,212
Noncash transactions:
  Debt issuance and acquisition costs accrued
    at January 2, 1999                                                     3,597            -          -
  Accrued credit card liability - Western Merger                          10,000            -          -

          The accompanying notes to consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

1.  Description of Business:

Advance Stores Company, Incorporated and subsidiaries (the Company), a wholly owned subsidiary of Advance Holding Corporation (the Parent), is a retailer of automotive replacement parts, accessories and maintenance items, with 1,567, 814 and 649 stores as of, January 2, 1999, January 3, 1998, and December 28, 1996, respectively. The Company's principal markets are located throughout the Eastern and Midwest portions of the United States.

On November 2, 1998, Western Auto Supply Company, and its wholly owned subsidiaries, Parts America, Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc. and WASCO Insurance Company, collectively known as Western, formerly wholly owned by Sears, Roebuck and Co. (Sears) were merged with a subsidiary of the Company (Note 4). The Western Merger added 560 net retail stores in the U.S. operating under the "Parts America" name, and 36 retail stores in Puerto Rico, two retail stores in the U.S. Virgin Islands and two domestic specialty stores that provide service and parts sales, under the "Western Auto" name. In addition to the retail stores, the Company also assumed Western's wholesale business to independent dealers that operate under the "Western Auto" name.

2.  Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of the month of December. The consolidated financial statements reflect the results of operations for the 52-week periods ended January 2, 1999 (fiscal 1998) and December 28, 1996 (fiscal 1996), and the 53-week period ended January 3, 1998 (fiscal 1997).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, money market funds and commercial paper with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 90% and 89% of inventories at January 2, 1999, and January 3, 1998, respectively, and the first-in, first-out (FIFO) method for remaining inventories. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at January 2, 1999, and January 3, 1998, were $41,168 ($18,768 related to inventory acquired from Western) and $16,608, respectively. Inventories consist of the following:


                                              January 2,   January 3,
                                                1999         1998
                                              ----------   -----------
Inventories at FIFO                            $718,909      $280,267
Reserve to state inventories at LIFO             10,622         2,274
                                              ----------   -----------
Inventories at LIFO                             729,531       282,541
Other reserves                                   (3,359)       (2,274)
                                              ----------   -----------
                                               $726,172      $280,267
                                              ==========   ===========

As a result of price decreases on certain inventory items that went into effect in the last quarter of fiscal 1998, replacement cost of inventory was approximately $709,559 at January 2, 1999. Replacement cost approximated FIFO cost at January 3, 1998.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts, with any gain or loss reflected in the consolidated statements of operations.

Depreciation of land improvements, buildings, furniture, fixtures and equipment and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the respective assets or the term of the lease using the straight-line method.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangible assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. During 1996, the Company adopted the provisions of SFAS No. 121, the effect of which was not material to the accompanying consolidated financial statements.

Allowances

The Company receives cooperative advertising allowances, rebates and various other incentives from vendors that are recorded as a reduction of cost of sales or selling, general and administrative expenses when earned. Cooperative advertising revenue is earned as advertising expenditures are incurred. Rebates and other incentives are earned based on purchases. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been reflected as a current liability in the accompanying consolidated balance sheets. Total deferred revenue is $9,438 and $2,223 at January 2, 1999, and January 3, 1998, respectively, of which $5,568 and $0 are receivable at January 2, 1999, and January 3, 1998, respectively.

Closed Stores

The Company recognizes a provision for future obligations at the time a decision is made to close a store. The provision for closed stores includes the present value of the remaining lease payments, reduced by the present value of estimated revenues from subleases, and management's estimate of future insurance, property tax and common area maintenance.

Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retired employees. Employees retiring from the Company with 20 consecutive years of service after age 40 are eligible for these benefits, subject to deductibles, copayment provisions and other limitations.

The estimated cost of retiree health and life insurance benefits is recognized over the years that the employees render service as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The initial accumulated liability, measured as of January 1, 1995, the date the Company adopted SFAS No. 106, is being recognized over a 20-year amortization period.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

In connection with the Western Merger (Note 4), the Company assumed Western's benefit obligation under its postretirement health care plan. Under Western's postretirement plan, employees retiring from the Company on or after age 55 who have rendered at least 10 years of service and have participated in the group health insurance plan are entitled to extend their participation in the plan and purchase postretirement coverage for themselves and their dependents. The plan was frozen in fiscal year 1996.

During 1998, the Company adopted SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $35,972, $23,274 and $21,694 in fiscal 1998, 1997 and 1996, respectively.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty which are not covered by vendors' warranties are estimated based on the Company's historical experience and recorded in the period the product is sold.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end, based on enacted income tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect taxable income. The provision for income taxes includes the income tax payable or receivable for the period and the net change during the period in deferred income tax assets and liabilities.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

Revenue Recognition

The Company recognizes merchandise revenue at the point of sale to a retail customer and point of shipment to a wholesale customer, while service revenue is recognized upon performance of service. The majority of sales are made for cash; however, during 1996, the Company began to extend credit through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. In fiscal 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides that this arrangement be accounted for as a secured borrowing. Receivables under the private label credit card and the related payable to the third-party provider were $5,000 and $3,359 at January 2, 1999 and January 3, 1998, respectively.

Stock Options

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to account for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price. Pro-forma information is presented as if net income had been calculated under the fair value based method as prescribed by SFAS No. 123 (Note
17).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt the provisions of this Statement in fiscal 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or the results of its operations.

Reclassifications

Certain items in the fiscal 1997 and fiscal 1996 financial statements have been reclassified to conform with the fiscal 1998 presentation.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


3.  Recapitalization:

On April 15, 1998, Advance Holding Corporation (the Parent) consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the Merger Agreement). Pursuant to the Merger Agreement, AHC Corporation (AHC), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated (FS&Co.), merged into the Parent (the Merger), with the Parent as the surviving corporation. In the Merger, a portion of the Parent's common stock and all its preferred stock were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options for 500,000 shares of the Parent's common stock. Certain shares representing approximately 14% of the Parent's outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC, which was converted in the Merger into approximately 64% of the Parent's outstanding common stock and Ripplewood Partners, L.P. and its affiliates (Ripplewood) purchased approximately $20,000 of the common stock of AHC, which was converted in the Merger into approximately 16% of the Parent's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Parent's outstanding common stock.

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

The Merger, the dividend, the retirement of debt, borrowings under the new bank credit facility, the Parent's issuance of the senior discount debentures and the Company's issuance of the senior subordinated notes collectively represent the "Recapitalization". The Recapitalization transactions effecting the Company have been accounted for as the issuance of debt, the repayment of intercompany debt to affiliated company (the Parent, Note 3) and as a dividend to the Parent for financial reporting purposes.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


Concurrent with the Recapitalization, the Company paid $11,500 in bonuses to certain employees, including executive officers. In addition, the Company incurred expenses of $2,777, primarily professional services, related to the Recapitalization, of which $1,807 has been allocated to the Company by the Parent for expenses incurred by the Parent on behalf of the Company. Such bonuses and expenses are presented as expenses associated with the Recapitalization of the Parent in the accompanying consolidated statement of operations.

The Company has deferred $17,650 of debt issuance costs related to the new debt incurred in connection with the Recapitalization.

In connection with the Recapitalization, FS&Co. and Ripplewood collectively received $5,000 in fees for negotiating the Recapitalization, advisory and consulting services, arranging financing and raising equity funding. Approximately $3,935 of the fee has been recorded by the Company, with $2,935 classified as deferred debt issuance costs and $1,000 charged to expenses associated with the Recapitalization of the Parent. Approximately $1,065 of the fee has been recorded by the Parent.

4.  Western Merger:

On November 2, 1998, the Company consummated a Plan of Merger (the Western Merger) with Sears to acquire Western for $175,000 in cash and 11,474,606 shares of the Parent's common stock. In addition, the Company has agreed to share losses incurred by Sears as a result of the sale, or as a result of continuing the private label credit card programs up to a maximum amount of $10,000 (Credit Card Liability). Based on the sale of the private label credit card programs to date, the Company has recorded the $10,000 as additional purchase price. In connection with the transaction, the Parent sold 4,161,712 shares of common stock to certain stockholders for $70,000 and the Company borrowed $90,000 under a new deferred term loan facility. The remainder of the $175,000 was funded through cash on hand. As a result of the transaction, Sears owns approximately 40.6% of the Parent's issued and outstanding common stock.

In connection with the Western Merger, the Board of Directors declared a stock split effected as a dividend to stockholders of record as of October 30, 1998, payable at a rate of 272 shares on the one issued and outstanding share of Company's common stock, resulting in a total of 273 shares outstanding. As such, the par value of $100 per share was unchanged and thereby increasing capital stock by $27 with a corresponding reduction in additional paid-in capital. The effect of the stock split effected as a dividend has been applied retroactively to all periods presented in the accompanying financial statements.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

The Western Merger has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Western for the period from November 2, 1998, to January 2, 1999, are included in the accompanying consolidated financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based upon preliminary estimates of fair values. Negative goodwill of $11,738, resulting from excess fair value over the purchase price, was allocated proportionately as a reduction to certain non-current assets, primarily property and equipment. A summary of the fair value of the net assets acquired and cash paid in the Western Merger follows:


      Fair value of assets acquired                            $670,186
      Liabilities assumed                                      (287,637)
                                                               --------
                                                                382,549
      Common stock issued                                      (193,003)
      Credit Card Liability                                     (10,000)
      Accrued acquisition costs                                  (2,591)
                                                               --------
      Cash paid, including acquisition costs of $1,955          176,955
      Less - Cash acquired                                       (6,000)
                                                               --------
      Net cash paid                                            $170,955
                                                               ========

Total acquisition costs related to the transaction were approximately $4,546, of which $2,591 is reflected in accrued liabilities at January 2, 1999.

Liabilities assumed include restructuring liabilities of approximately $23,354 for severance and relocation costs, facility and other exit costs (Note 5).

The following unaudited pro forma information presents the results of operations of the Company as if the Recapitalization (Note 3) and the Western Merger had taken place on December 29, 1996:

                                1998           1997
                             ----------     ----------

     Net sales               $2,174,076     $2,122,019
     Net loss                    (1,073)       (37,801)
                             ==========     ==========


The pro forma amounts give effect to certain adjustments, including changes in interest expense, depreciation and amortization, the net costs of credit card programs retained by Sears and related income tax effects. These amounts are based on certain assumptions and estimates and do not reflect any benefit from economies, which might be achieved from combined operations.

The pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Western Merger occurred on the date indicated, or which may result in the future.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

In addition to the acquisition costs, the Company incurred $4,747 of costs and fees, of which $3,942 has been recorded as deferred debt issuance costs, $575 has been recorded as a reduction of the proceeds from the sale of common stock and $230 has been expensed. Of the $4,747, FS&Co., Ripplewood, the Chairman of the Board and an affiliated trust (the Continuing Stockholders) collectively received $3,575 in fees and expenses for assistance in the Western Merger, arranging financing, raising equity funding and general consultation.

5.  Restructuring Liabilities:

Expenses associated with restructuring include estimated exit costs of $6,348 and write-offs of related leasehold improvements of $426 associated with the decision to close 31 Advance Auto Parts stores that were in overlapping markets with certain Parts America stores obtained in the Western Merger. As of January 2, 1999, the Company had closed 3 of these stores with the remainder to be closed during the first two quarters of fiscal 1999. Store exit costs represent the present value, discounted at a 6.5% interest rate, of remaining lease payments, including management's estimate of future insurance, property tax and common area maintenance, reduced by management's estimate of future sublease revenue.

In connection with the Western Merger, the Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of January 2, 1999, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments.

The Company is pursuing subleasing closed stores, including service bays in stores obtained through the Western Merger that are currently not involved in the production of revenue.

A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                              Other
                                                               Exit
                                               Severance      Costs
                                              -----------  ------------

Restructuring reserves assumed
 in Western Merger                               $ 1,092     $  8,569
Restructuring provision for Advance store
 exit costs and fixed asset
 write-downs                                          -         6,774
Reserves utilized                                   (410)        (570)
                                                 -------     --------
Balance, January 2, 1999                         $   682     $ 14,773
                                                 =======     ========


             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

As of the date of the Western Merger, management began to assess and formulate a plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain Western administrative functions to the Company's headquarters and to terminate certain management, administrative and support employees of Western. Additional purchase price liabilities have been recorded for approximately $8,970 for severance and relocation costs and approximately $14,384 for store and other exit costs. As of January 2, 1999, 66 employees have been terminated and 52 stores have been closed. The Company expects to finalize its plan for termination of employees and closure of Parts America stores within one year from the date of the Western Merger. Additional liabilities for severance, relocation, store and other facility exit costs may result in an adjustment to purchase accounting.

A reconciliation of activity with respect to these liabilities, which are included in restructuring accruals on the consolidated balance sheet as of January 2, 1999, is as follows:

                                                                         Other
                                                                         Exit
                                                 Severence  Relocation   Costs
                                                 ---------  ----------   -----
     Recognized as liabilities assumed
      in purchase accounting and
      included in purchase price
      allocation                                 $ 8,000    $ 970        $ 14,384
     Reserves utilized                              (262)    (132)           (652)
                                                 -------    -----        --------
     Balance at January 2, 1999                  $ 7,738    $ 838        $ 13,732
                                                 =======    =====        ========


6.  Receivables:

Receivables consist of the following:

                                                               January 2,  January 3,
                                                                  1999        1998
                                                                -------     -------
     Trade-
      Wholesale                                                 $ 26,463    $  -
      Retail                                                       6,470       3,359
     Vendor                                                       38,079      19,038
     Installment                                                  11,311       -
     Related parties                                               6,236       -
     Employees                                                       555          79
     Other                                                         6,325       -
                                                                --------    --------
     Total receivables                                          $ 95,439    $ 22,476
     Less - Allowance for doubtful accounts                       (3,780)       (575)
                                                                 -------    --------
     Receivables, net                                           $ 91,659    $ 21,901
                                                                 =======     =======

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

7.  Property and Equipment:

Property and equipment consists of the following:

                                           Estimated     January 2,     January 3,
                                         Useful Lives       1999          1998
                                         ------------    ---------     ---------
Land and land improvements                 0 - 10 years  $  45,577     $   3,316
Buildings                                      40 years     71,752        10,434
Building and leasehold improvements         (See Note 2)    73,772        18,435
Furniture, fixtures and equipment          3 - 12 years    254,573       143,069
Vehicles                                   2 - 10 years     22,892        21,979
Property held for sale                                       2,479             -
Construction in progress                                     5,065        15,603
                                                         ---------     ---------
                                                         $ 476,110       212,836
Less - Accumulated depreciation and amortization           (98,349)      (77,940)
                                                         ---------     ---------
Property and equipment, net                              $ 377,761     $ 134,896
                                                        ===========    ==========



8.  Other Assets:

As of January 2, 1999, other assets include deferred debt issuance costs of $17,650 and $3,942 relating to the Recapitalization (Note 3) and the Western Merger(Note 4), respectively. Such costs are being amortized over the term of the related debt (6 years to 11 years).

9.  Accrued Expenses:

Accrued expenses consist of the following:

                                          January 2,  January 3,
                                           1999         1998
                                          ---------  ---------
Payroll and related benefits              $  36,671  $   7,307
Restructuring                                20,604      -
Warranty                                     21,249      1,750
Other                                        74,228     18,130
                                          ---------  ---------
Total accrued expenses                    $ 152,752  $  27,187
                                          =========  =========


             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

10.  Other Long-term Liabilities:

Other long-term liabilities consist of the following:

                                           January 2,     January 3,
                                             1999           1998
                                          ---------      --------
Other postretirement employee benefits    $  30,460      $    843
Restructuring                                17,159           -
Other                                         2,990           -
                                          ---------      --------
Total other long-term liabilities         $  50,609      $    843
                                          =========      ========


11.  Long-term Debt:

Long-term debt consists of the following:

                                                                                 January 2,    January 3,
                                                                                   1999           1998
                                                                                 ------ --      ---------
Senior Debt:
  Deferred term loans at variable interest
     rates (8.125% at January 2, 1999), due April 2004                           $  90,000      $     -
  Delayed draw facilities at variable interest rates, due April 2004                   -              -
  Revolving facility at variable interest rates
     (7.813% at January 2, 1999), due April 2004                                    10,000            -
  Tranche B facility at variable interest rates
      (8.125% at January 2, 1999), due April 2006                                  125,000            -
  Revolving note payable to affiliated company, repaid in April 1998                   -        $  46,856
  Revolving note payable to affiliated company, repaid in April 1998                   -           47,764
  McDuffie County Authority taxable industrial development
     revenue bonds, issued December 31, 1997, interest due monthly beginning February 1, 1998, at an adjustable rate established by the
     Remarketing Agent (6.0% at January 2, 1999), principal due on
     November 1, 2002                                                               10,000         10,000
  Other note payable to affiliated company, repaid in April 1998                         -          1,922
  Other                                                                                526            -
Subordinate debt:
  Subordinated notes payable, interest due semi-annually at 10.25%,
     commencing on October 15, 1998, due April 2008                                200,000            -
                                                                                 ---------      ---------
                         Total long-term debt                                      435,526        106,542
Less - Current portion of long-term debt                                             1,026           -
                                                                                 ---------      ---------
Long-term debt, excluding current portion                                        $ 434,500      $ 106,542
                                                                                 =========      =========

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


The deferred term loan, delayed draw facilities, revolving facility and Tranche B facility (New Credit Facility) are with a syndicate of banks. The New Credit Facility provides for the Company to borrow up to $465,000 in the form of senior secured credit facilities, consisting of (i) $90,000 senior secured deferred term loan,(ii) $50,000 senior secured delayed draw term loan facility (the Delayed Draw Facility I), (iii) $75,000 senior secured delayed draw term loan facility (the Delayed Draw Facility II) and, together with the Delayed Draw Facility I, (the Delayed Draw Facilities), (iv) a $125,000 Tranche B senior secured term loan facility (the Tranche B Facility), and (v) a $125,000 senior secured revolving credit facility (the Revolving Facility). The Revolving Facility has a letter of credit sublimit of $25,000. Amounts available under the Delayed Draw Facilities and the Revolving Facility are subject to a borrowing base formula based on a specified percentage of the Company's eligible inventory. As of January 2, 1999, $226,900 was available under these facilities.

Borrowings under the New Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of the Excess Cash Flow (as defined), (b) the net cash proceeds of all asset sales or other dispositions of property (as defined), (c) the net proceeds of issuances of debt obligations and, (d) the net proceeds of issuance of equity securities. Excess Cash Flow is defined as the excess of (A) the sum of the Company's (i) consolidated net income (excluding certain gains and losses and restricted payments made to its parent), (ii) depreciation, amortization and other non cash charges, (iii) any decrease in Net Working Capital (as defined), (iv) increases in the deferred revenues, and (v) proceeds of certain indebtedness incurred, over (B) the sum of (a) any non cash gains, (b) any increases in Net Working Capital, (c) decreases in consolidated deferred revenues, (d) capital expenditures, and (e) repayments of indebtedness (subject to certain exceptions). No mandatory Excess Cash Flow prepayments were made in fiscal 1998 nor are any expected for fiscal 1999.

For the first four fiscal quarters after April 1998, the interest rates under the Delayed Draw Facilities and the Revolving Facility are based, at the option of the Company, on either a Eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. Thereafter, the interest rates under the Delayed Draw Facilities and the Revolving Facility will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the trailing Total Debt to EBITDA ratio, as defined, of the Company. The interest rate under the Deferred Term Loan and the Tranche B Facility is based, at the option of the Company, on a Eurodollar rate plus 2.5% or a base rate plus 1.5%. A commitment fee of 0.50% per annum will be charged on the unused portion of the New Credit Facility.

The New Credit Facility is secured by substantially all of the assets of the Company. The New Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others, (i) declare dividends or redeem or repurchase capital stock, (ii) make loans and investments and (iii) engage in transactions with affiliates or the Parent to change its passive holding company status. The Company is required to comply with financial covenants with respect to (a) a maximum leverage ratio, (b) a minimum interest coverage ratio, and (c) a minimum retained cash earnings test.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


On December 31, 1997, the Company entered into an agreement with McDuffie County Authority under which bond proceeds of $10,000 were issued to construct a distribution center. Proceeds of the bond offering that have not been expended as of January 2, 1999, of $1,091 are in a restricted escrow account, which are included in prepaid expenses and other current assets on the January 2, 1999, consolidated balance sheet. These industrial development revenue bonds currently bear interest at a variable rate, with a one-time option to convert to a fixed rate, and are secured by a letter of credit.

The $200,000 Senior Subordinated Notes (the Notes) are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption; and provided further, that such redemption shall occur within 90 days of the date of the closing of such equity offering.

Upon the occurrence of a change of control, (as defined), each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at an offering price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Notes are guaranteed by two wholly owned subsidiaries of the Company, LARALEV, INC., which holds certain trademarks and tradenames and other intangible assets for which it receives royalty income from the Company, and Western.

The Notes contain certain non-financial covenants that limit, among other things, the ability of the Company to issue preferred stock, repurchase stock and certain indebtedness, engage in transactions with affiliates, pay dividends or certain other distributions, make certain investments and sell stock of subsidiaries.

As of January 2, 1999, the Company was in compliance with the covenants of the New Credit Facility and the Notes. Substantially all of the net assets of the Company are restricted at January 2, 1999.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


The aggregate future annual maturities of long-term debt are as follows:


                   1999              $  1,026
                   2000                 1,000
                   2001                 1,500
                   2002                12,000
                   2003                 2,000
                   Thereafter         418,000
                                   -----------
                                     $435,526
                                   ===========

12.  Income Taxes:

(Benefit) provision for income taxes for fiscal 1998, fiscal 1997 and fiscal 1996 consists of the following:


                  Current   Deferred   Total
                 ------------------------------
1998-
 Federal           $ 3,858   $(2,863)  $   995
 State               1,482      (590)      892
                 ------------------------------
                   $ 5,340   $(3,453)  $ 1,887
                  ========= ========= =========
1997-
 Federal           $ 9,037   $ 2,194   $11,231
 State               1,422     2,017     3,439
                 ------------------------------
                   $10,459   $ 4,211   $14,670
                  ========= ========= =========
1996-
 Federal           $ 7,657   $ 3,856   $11,513
 State                 828     1,394     2,222
                 ------------------------------
                   $ 8,485   $ 5,250   $13,735
                  ========= ========= =========

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

                                                1998         1997         1996
                                              -------       -----        -----
Pre-tax income at statutory U.S. federal
 income tax rate                                $1,225      $12,265       $11,881

State income taxes, net of federal income
 tax benefit                                       580        2,235         1,444

Changes in certain tax accounting methods         (366)        (196)            -
Puerto Rico dividend withholding tax               120            -             -
Nondeductible expenses                             391          384           327
Other, net                                         (63)         (18)           83
                                               -------      -------       -------
                                                $1,887      $14,670       $13,735
                                               =======      =======       =======

Deferred income taxes reflect the net income tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and for income tax reporting purposes. Net deferred income tax balances are comprised of the following:


                                            January 2,   January 3,
                                               1999         1998
                                            ---------- -------------
       Deferred income tax assets            $ 41,082     $  5,705
       Deferred income tax liabilities       $(43,031)     (21,677)
                                            ---------- -------------
       Net deferred income taxes             $($1,949)    $(15,972)
                                             =========  ============

Net deferred income tax assets of $10,570 were recorded in the purchase price allocation of Western.

Management believes that it is more likely than not that all of the deferred income tax assets will be realized through future earnings. Therefore, no valuation allowances against deferred income tax assets were recorded at January 2, 1999, or January 3, 1998. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


Temporary differences which gave rise to significant deferred income tax assets (liabilities) were as follows:

                                                                    January 2,    January 3,
                                                                       1999          1998
                                                                  ------------- -------------
Current deferred income taxes-
 Inventory valuation differences                                     $(23,228)     $ (6,592)
 Accrued medical and workers compensation                               2,133         1,805
 Accrued expenses not currently deductible for tax                     21,548         1,418
 Other, net                                                              (230)          259
                                                                  ------------- -------------
 Total current deferred income taxes                                 $    223      $ (3,110)
                                                                   ============  ============
Long-term deferred income taxes-
 Property and equipment                                               (11,851)      (13,225)
 Postretirement benefit obligation                                      8,591           313
 Other                                                                  1,088            73
                                                                  ------------- -------------
 Total long-term deferred income taxes                               $ (2,172)     $(12,839)
                                                                   ============  ============

For federal and Virginia state income tax reporting purposes, the taxable income of the Company is included in the consolidated income tax returns of the Parent. Accordingly, any current and deferred federal and Virginia state income taxes, computed on a separate company basis, are payable to or receivable from the Parent.

The Parent currently has three years that are open to audit by the Internal Revenue Service. In addition, various Parent and Company state income and franchise tax returns for several years are open to audit. In management's opinion, adequate reserves have been established and any amounts assessed will not have a material effect on the Company's financial position and results of operations.

13.  Lease Commitments:

The Company leases store locations, distribution centers, office space, equipment and vehicles under lease arrangements, some of which are with related parties.

At January 2, 1999, future minimum lease payments due under non-cancelable operating leases are as follows:



                       Related
                       Parties      Other        Total
                     -----------------------------------
1999                    $3,199    $ 102,259     $105,458
2000                     3,041       96,817       99,858
2001                     2,644       88,698       91,342
2002                     2,594       80,514       83,108
2003                     2,379       69,960       72,339
Thereafter               4,908      232,749      237,657
                       -------    ---------     --------
                       $18,765    $ 670,997     $689,762
                       =======    =========     ========

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


At January 2, 1999, future minimum sub-lease income to be received under non-cancelable operating leases is $9,283.

Net rent expense for fiscal 1998, fiscal 1997 and fiscal 1996 was as follows:





                                   1998       1997       1996
                                ---------  ----------  ---------
Minimum facility rentals         $63,787     $44,707    $36,678
Contingent facility rentals          718         413        357
Equipment rentals                  1,804       1,532      1,242
Vehicle rentals                    2,391       1,658        331
                                ---------- ---------- ---------
                                  68,700      48,310     38,608
Less: sub-lease income               426         100        103
                                ---------- ---------- ---------
                                 $68,274     $48,210    $38,505
                                ========== ========== =========

Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Certain leases contain rent escalation clauses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rental payments to related parties of approximately $2,984 in fiscal 1998, $3,171 in fiscal 1997 and $3,076 in fiscal 1996 are included in the total rent expense.

14.  Contingencies:

In the case of all known contingencies, the Company accrues for an obligation when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include tax and legal matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


In November 1997 a plaintiff, on behalf of himself and others similarly situated, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging misconduct in the sale of automobile batteries. The complaint seeks compensatory and punitive damages. The case is in the discovery stage and management plans a vigorous defense. In addition, three lawsuits were filed against the Company on July 28, 1998, for wrongful death relating to an automobile accident involving an employee of the Company. Management believes the financial exposure is covered by insurance. The Company is also involved in various other claims and lawsuits arising in the normal course of business. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Subsequent to January 2, 1999, the Company was notified by the United States Environmental Protection Agency (EPA) that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970's and 1980's. Management has begun investigating the EPA notification. An estimate of the range of liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility.

Sears has agreed to indemnify the Company for certain litigation and environmental matters of Western that existed as of the Western Merger date. The Company has recorded a receivable from Sears of approximately $2,685, which is included in the fair value of Western's assets (Note 4), relating to certain environmental matters that had been accrued by Western as of the Western Merger date. Sears has agreed to partially indemnify the Company for up to 5 years for certain additional environmental matters that may arise relating to the period prior to the Western Merger. The Company's maximum exposure during the indemnification period for certain matters covered in the Western Merger agreement is $3,750.

The Company has certain periods open to examination by taxing authorities in various states for sales and use tax. In management's opinion, adequate reserves have been established and any amounts assessed will not have a material effect on the Company's financial position or results of operations.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                (dollars in thousdands, except per share data)


The Company is self-insured with respect to workers' compensation and health care claims for eligible active employees. The Company maintains certain levels of stop-loss insurance coverage for these claims through an independent insurance provider. The cost of workers' compensation and general health care claims is accrued based on actual claims reported plus an estimate for claims incurred but not reported. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information becomes available.

The Company has entered into employment agreements with certain employees that provide severance pay benefits under certain circumstances after a change in control of the Company. The maximum contingent liability under these employment agreements is approximately $6,400 at January 2, 1999.

15.  Benefit Plans:

401(k) Plan

The Company maintains a defined contribution employee benefit plan which covers substantially all employees after one year of service. The plan allows for employee salary deferrals, which are matched at the Company's discretion. Company contributions were $2,634 in fiscal 1998, $3,196 in fiscal 1997 and $2,779 in fiscal 1996.

The Company also maintains a profit sharing plan covering Western employees that was frozen prior to the Western Merger on November 2, 1998 (Note 4). This plan covered all full-time employees who have completed one year of service and have attained the age of 21 as of the first day of each month. All employees covered under this plan were included in the Company's plan on January 1, 1999. During first quarter fiscal 1999, the Company contributed the employer match liability assumed in the Western Merger. No additional contributions will be made to the frozen plan.

Deferred Compensation

The Company maintains an unfunded deferred compensation plan established for certain key employees of Western prior to the Western Merger (Note 4). The Company assumed the plan liability of $15,253 through the Western Merger. The plan was frozen at the date of the Western Merger.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


Postretirement Plans

The Company provides certain health care and life insurance benefits for eligible retired employees. The Company maintains the existing plan and the assumed plan covering Western employees. Financial information related to the plans were determined by the Company's independent actuaries as of January 2, 1999, and January 3, 1998. The following provides a reconciliation of the benefit obligation and the funded status of the plan:



                                                                      Employment Benefits
                                                                   -------------------------
                                                                       1998         1997
                                                                   ------------ ------------
Change in benefit obligation:
 Benefit obligation at beginning of the year                          $ 3,225       $2,645
 Obligation assumed in the Western Merger (Note 4)                     20,257          -
 Service cost                                                             240          139
 Interest cost                                                            440          195
 Benefits paid                                                           (367)         (58)
 Actuarial gain/(loss)                                                   (236)         304
                                                                   ------------ ------------
 Benefit obligation at end of the year                                 23,559        3,225
Change in plan assets:
 Fair value of plan assets at beginning of the year                       -            -
 Employer contributions                                                   367           58
 Benefits paid                                                           (367)         (58)
                                                                   ------------ ------------
 Fair value of plan assets at end of year                                 -            -
Reconciliation of funded status:
 Funded status                                                        (23,559)      (3,225)
 Unrecognized transition obligation                                       926          984
 Unrecognized actuarial loss                                            1,101        1,398
                                                                   ------------ ------------
Accrued postretirement benefit cost                                  $(21,532)      $ (843)
                                                                    ===========  ===========

Net periodic postretirement benefit cost is as follows:

                                                 1998    1997     1996
                                               ------- -------- --------
Service Cost                                      $240    $139     $155
Interest Cost                                      440     195      113
Amortization of the transition obligation           58      58       58
Amortization of unrecognized net actuarial loss     60      54        8
                                                ------  ------   ------
                                                  $798    $446     $334
                                                ======  ======   ======


The postretirement benefit obligation was computed using an assumed discount rate of 6.5% in 1998 and 7.0% in 1997. The health care cost trend rate was assumed to be 6.0% for 1998, and 5.0% for 1999 and thereafter.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $865 as of January 2, 1999. The effect of this change on the combined service and interest cost would have been an increase of $315 for 1998.

If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $712 as of January 2, 1999. The effect of this change on the combined service and interest cost would have been a decrease of $256 for 1998.

The Company reserves the right to change or terminate the benefits at any time. The Company also continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

16.  Related-party Transactions:

Rents for related-party leases may be slightly higher than rents for nonaffiliated leases, and certain terms of the related-party leases are more favorable to the landlord than those contained in leases with nonaffiliates.

In 1996, the Company entered into an agreement for the sale and leaseback of a $2,200 addition to a distribution center. There was no gain or loss as a result of the transaction. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

The Company allocated certain payroll and insurance costs to the Parent in fiscal 1997, resulting in a $1,017 reduction in selling, general and administrative expenses in the accompanying fiscal 1997 statement of income. No such allocations were made in fiscal 1998 and 1996.

At April 1998, the Company sold its airplane to the Chairman of the Board, an existing stockholder, for its net book value of approximately $4,100, which approximated fair value.

Under the terms of the shared services agreement, Sears will provide certain services to the Company, including payroll and payable processing for Western, among other services, until such activities are transitioned to the Company, which the Company expects to occur in fiscal 1999. The Company and Sears have entered into agreements that provide for the Western stores to continue to purchase and carry certain Sears branded products during periods defined in the agreements. The Company will also become a first-call supplier of certain automotive products to certain Sears Automotive Group stores. In connection with the Western Merger, Sears has arranged to buy from the Company certain products in bulk for its automotive centers through January 1999.

The Company and Sears have entered into an agreement that provides for the Company to lease certain employees to Sears to perform all operations and services that were previously performed by Western and its affiliates with respect to certain credit card operations for stores in Puerto Rico. In addition, the Company will continue to provide certain services to Sears that were previously performed by Western until such services are transitioned to Sears.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
           January 2, 1999, Juanuary 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


The following table presents the related party transactions with Sears for the period from November 2, 1998 to January 2, 1999:


                                          Fiscal
                                           1998
                                         ---------
Net Sales to Sears                        $ 2,124
Shared services revenue                       644
Shared services expense                      (844)
Credit card fees expense                     (657)
Other revenues, net                            53
Receivables from Sears                      6,036
Payables to Sears                          (5,457)

17.  Stock Options:

During 1998, the Company adopted a senior executive stock option plan and an executive stock option plan (the Option Plans) for key employees of the Company. The Option Plans provide for the granting of non-qualified stock options. All options will terminate on the seventh anniversary of the Option Plan. Shares available for grant under the senior executive and the executive stock option plans are 507,500 and 450,000, respectively, at January 2, 1999.

Three different types of options were granted pursuant to the Option Plans. Fixed Price Service Options will vest over a three-year period in three equal installments beginning in fiscal 1999. Performance Options will be earned in installments based upon satisfaction of certain performance targets for the four-year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two-year period beginning in 1999, and have an exercise price that increases over time.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)



Total options outstanding at January 2, 1999, were as follows:


                                  Number of  Initial Exercise
                                    Shares       Price
                                  ------------------------
Variable price service options     397,085    $    10
Performance options                397,085         10
Fixed price service options        104,580         10
                                  ----------
                                   898,750
                                  ==========



No options were exercisable at January 2, 1999.

The Company applies APB No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options. Accordingly, the Company did not recognize compensation expense on the issuance of its stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. The Board of Directors determines fair market value. The fair market value of the stock as of January 2, 1999, as determined by the Board of Directors, was $16.82. The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Price Service Options is recorded as outstanding stock options and unamortized stock option compensation in stockholder's equity. This compensation is amortized to expense over the vesting periods. Compensation expense related to these options of $695 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the 52-week period ended January 2, 1999.

The following information is presented as if the Company elected to account for compensation cost related to the stock options using the fair value method as prescribed by SFAS No. 123:

                                           1998
                                        ----------
              Net income-
                       As reported        $1,612
                       Pro forma           2,094
                                        ==========


For the above information, the fair value of each option granted in fiscal 1998 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions; (i) risk-free interest rate of 5.61%, 5.62% and 5.65%; (ii) weighted-average expected life of options of two, three and four years and (iii) expected dividend yield of zero. As permitted for companies with non-public equity securities by SFAS No. 123, the Company used the assumption of zero volatility in valuing the options.

Subsequent to January 2, 1999, the Board of Directors of the Parent approved an additional 255,000 shares at $16.82 per share for upcoming grants.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


18.  Fair Value of Financial Instruments:

The estimated fair value of the Company's financial instruments are as follows:


                                                   January 2, 1999         January 3, 1998
                                                 Carrying       Fair      Carrying     Fair
                                                  Amount       Value       Amount     Value
                                               ------------ -----------  ----------- ---------
Assets:
 Cash and cash equivalents                    $ 34,220     $ 34,220     $  7,447   $  7,447
 Receivables, net                               91,659       91,659       21,901     21,901
Liabilities:
 Accounts payable                              364,758      364,758      157,096    157,096
 Bank overdraft                                 20,250       20,250        7,235      7,235
 Borrowings secrued by receivables               5,000        5,000        3,359      3,359
 Notes payable and current portion
  of long-term debt                              1,026        1,026            -          -
 Long-term debt                               $434,500     $438,000     $106,542   $106,542

The carrying amount of the cash and cash equivalents, receivables, accounts payable and borrowings secured by receivables approximates fair value because of the short maturity of those instruments. The fair value of all fixed rate long-term debt was determined based on current market prices. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company.

19.  Segment and Related Information:

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires entities to report financial and descriptive information related to segments within the organization.

The Company has two reportable segments: Advance Stores and Western. The Advance Stores segment consists primarily of existing retail operations of the Company, which offer only automotive replacement parts, accessories and maintenance items. Western consists of retail stores and wholesale operations, all under the "Parts America" or "Western Auto" name, obtained through the Western Merger (Note 4). The Parts America stores offer merchandise similar to that offered in the Advance retail stores. The stores operating under the Western Auto name carry nonautomotive items as well as auto parts and accessories and perform certain services for retail customers. The wholesale operation consists of distribution services to independent dealers operating under the "Western Auto" name, including 3 franchises.

The Company is in the process of converting the Parts America stores to Advance Auto Parts stores and expects to complete the conversions during fiscal 1999.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


As of January 2, 1999, the Company continues to formulate an appropriate management reporting approach for the Western operations. For the period from November 2, 1998 to January 2, 1999, management received and used financial information aggregated at the Western level in evaluating the performance of the acquired operations. The accounting policies of the reportable segments are the same as those described in Note 2.



                                                  Advance
1998                                              Stores    (a)  Western   (b)    Totals
------------------------------------------------------------   -------------  --------------
Net sales                                        $1,042,434      $ 178,325       $1,220,759
Gross profit                                        404,990         52,416          457,406
Operating income                                     32,175            235           32,410
Net interest (expense) income                       (28,310)           416          (27,894)
Income (loss) before provision for income taxes       4,201           (702)           3,499
Segment assets                                    1,036,411        225,105        1,261,516
Depreciation and amortization                        26,778          3,186           29,964
Capital expenditures                                 55,428         10,362           65,790

1997
------------------------------------------------------------   -------------  --------------
Net sales                                          $848,108      $       -         $848,108
Gross profit                                        323,522              -          323,522
Operating income                                     43,598              -           43,598
Net interest expense                                 (7,709)             -           (7,709)
Income before provision for income taxes             35,042              -           35,042
Segment assets                                      449,626              -          449,626
Depreciation and amortization                        21,801              -           21,801
Capital expenditures                                 48,864              -           48,864

1996
------------------------------------------------------------   -------------  --------------
Net sales                                          $705,983      $       -         $705,983
Gross profit                                        268,368              -          268,368
Operating income                                     40,319              -           40,319
Net interest expense                                 (5,946)             -           (5,946)
Income before provision for income taxes             33,947              -           33,947
Segment assets                                      384,620              -          384,620
Depreciation and amortization                        17,499              -           17,499
Capital expenditures                                 44,264              -           44,264

(a) For fiscal years ended 1998, 1997 and 1996 total revenues include approximately $130,000, $100,000 and $70,000, respectively, related to revenues derived from commercial sales.

(b) On January 2, 1999, inventory and fixed assets of $427,714, a current deferred tax liability of $4,952 and a noncurrent deferred tax asset of $2,109 related to the operations of the Parts America stores were transferred to the Advance Stores segment through a dividend.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


20.  Guarantor Subsidiaries:

The Company has wholly owned subsidiaries, LARALEV, INC. and Western (Guarantor Subsidiaries) that are guarantors of the subordinated notes, new term loan facility and revolving credit facility that the Company entered into as part of the Recapitalization (Note 3) and the Western Merger (Note 4). The guarantee is joint and several in addition to full and unconditional. LARALEV, INC. holds certain trademarks, tradenames and other intangible assets for which it receives royalty income from the Company. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries, other than Advance Trucking Corporation and certain inconsequential subsidiaries, of the Company. Advance Trucking Corporation is a wholly owned subsidiary that holds substantially all of the Company's inventory delivery vehicles and is not a guarantor of the Company's indebtedness. The Company has not presented separate financial statements for the subsidiaries because management has determined that such information is not material to investors.

             Advance Stores Company, Incorporated and Subsidiaries


                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


Combined condensed financial information for the guarantor and nonguarantor subsidiaries is as follows:


                                                                                                                        Consolidated
                                                 Advance                                                                   Advance
                                                 Stores          Guarantor        Nonguarantor                              Stores
January 2, 1999                                  Company       Subsidiaries       Subsidiaries       Eliminations          Company
-----------------------------------------------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                  $    29,657        $      4,563       $          -       $          -      $     34,220
 Inventories                                    644,031              76,855                  -              5,286           726,172
 Other current assets                            37,694             144,715              1,765           (81,898)           102,276
                                            -----------        ------------       ------------       ------------      ------------
    Total current assets                    $   711,382        $    226,133       $      1,765       $   (76,612)      $    862,668
Investment in subsidiaries                       20,434                   -                  -           (20,434)                 -
Property and equipment, net                     314,029              54,290              9,442                  -           377,761
Other assets, net                                25,998              28,618                  -           (33,529)            21,087
                                            -----------        ------------       ------------       ------------      ------------
                                            $ 1,071,843        $    309,041       $     11,207       $  (130,575)      $  1,261,516
                                            ===========        ============       ============       ============      ============
Current liabilities:
 Accounts payable                           $   226,939        $    137,508       $        312       $        (1)      $    364,758
 Accrued expenses                                72,207             111,250                (4)           (30,701)           152,752
 Other current liabilities                       86,540               1,540                 70           (53,825)            34,325
                                            -----------        ------------       ------------       ------------      ------------
    Total current liabilities                   385,686             250,298                378           (84,527)           551,835
Long-term debt                                  444,124             425,000                673          (435,297)           434,500
Other long-term liabilities                      21,022              43,533                 97           (10,482)            54,170
Stockholder's equity:
 Common Stock                                        54                  10                  -               (10)                54
 Additional paid in capital                     273,598            (42,322)             10,050             32,272           273,598
 Outstanding stock options                        3,431                   -                  -                  -             3,431
 Unamortized stock option compensation           (2,736)                  -                  -                  -            (2,736)
 (Accumulated deficit) retained earnings        (53,336)          (367,478)                  9            367,469           (53,336)
                                            -----------        ------------       ------------       ------------      ------------
    Total stockholder's equity                  221,011           (409,790)             10,059            399,731           221,011
                                            -----------        ------------       ------------       ------------      ------------
                                            $ 1,071,843        $    309,041       $     11,207      $   (130,575)      $  1,261,516
                                            ===========        ============       ============      ============       ============


             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

                                                                                                                  Consolidated
                                       Advance                                                                       Advance
                                       Stores            Guarantor           Nonguarantor                            Stores
January 3, 1998                        Company (a)       Subsidiaries (b)    Subsidiaries        Eliminations        Company
-------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents        $      7,372       $         55          $         20        $         -      $      7,447
   Inventories                           280,267                  -                     -                  -           280,267
   Other current assets                   26,135             37,813                   251            (39,237)           24,962
                                    -------------      -------------         -------------       ------------     -------------
      Total current assets               313,774             37,868                   271            (39,237)          312,676
Investment in subsidiaries                39,988                  -                     -            (39,988)                -
Property and equipment, net              130,764                 40                 4,092                  -           134,896
Other assets, net                          2,054                  -                     -                  -             2,054
                                    -------------      -------------         -------------       ------------     -------------
                                    $    486,580       $     37,908          $      4,363        $   (79,225)     $    449,626
                                    =============      =============         =============       ============     =============
Current liabilities:
   Accounts payable                 $    157,085       $          -          $         11        $         -      $    157,096
   Accrued expenses                       31,443                827                     3             (5,086)           27,187
   Other current liabilities              49,090               (534)                    3            (33,302)           15,257
                                    -------------      -------------         -------------       ------------     -------------
      Total current liabilities          237,618                293                    17            (38,388)          199,540
Long-term debt                           106,542                  -                   849               (849)          106,542
Other long-term liabilities               13,251                  -                 1,124                  -            14,375
Stockholder's equity:
   Common Stock                               27                 10                    11                (21)               27
   Additional paid in capital                940                  -                     -                  -               940
   Retained Earnings                     128,202             37,605                 2,362            (39,967)          128,202
                                    -------------      -------------         -------------       ------------     -------------
      Total stockholder's equity         129,169             37,615                 2,373            (39,988)          129,169
                                    -------------      -------------         -------------       ------------     -------------
                                    $    486,580       $     37,908          $      4,363        $   (79,225)     $    449,626
                                    =============      =============         =============       ============     =============

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

                                                                                                                       Consolidated
                                                           Advance                                                        Advance
                                                           Stores        Guarantor       Nonguarantor                     Stores
January 2, 1999                                           Company (a)  Subsidiaries (b)  Subsidiaries   Eliminations      Company
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $  1,042,434    $    178,325    $      2,126    $    (2,126)   $  1,220,759
Cost of sales                                               637,444         125,909               -              -         763,353
                                                       -------------   -------------   -------------   ------------   -------------
      Gross profit                                          404,990          52,416           2,126         (2,126)        457,406
Selling, general and administrative expenses                372,933          31,356           1,784         (2,128)        403,945
Expense associated with the Recapitalization
   of the Parent                                             14,277               -               -              -          14,277
Expense associated with restructuring                         6,774               -               -              -           6,774
                                                       -------------   -------------   -------------   ------------   -------------
      Operating income                                       11,006          21,060             342              2          32,410
Other income (expense):
   Interest expense                                         (32,741)        (27,927)            (19)        31,170         (29,517)
   Equity in earnings of subsidiaries                        15,249               -               -        (15,249)              -
   Other, net                                                   360           3,493              (4)        (3,243)            606
                                                       -------------   -------------   -------------   ------------   -------------
      Total other income (expense), net                     (17,132)        (24,434)            (23)        12,678         (28,911)
                                                       -------------   -------------   -------------   ------------   -------------
Income (loss) before (benefit) provision for                 (6,126)         (3,374)            319         12,680           3,499
   income taxes                                        -------------   -------------   -------------   ------------   -------------
(Benefit) provision for income taxes                         (7,736)         (1,722)            175         11,170           1,887
                                                       -------------   -------------   -------------   ------------   -------------
Net income                                             $      1,610    $     (1,652)   $        144    $     1,510    $      1,612
                                                       =============   =============   =============   ============   =============


                                                                                                                        Consolidated
                                                            Advance                                                       Advance
                                                            Stores       Guarantor     Nonguarantor                       Stores
January 3, 1998                                            Company      Subsidiaries   Subsidiaries     Eliminations      Company
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                              $    848,108    $          -    $      1,806    $    (1,806)   $    848,108
Cost of sales                                               524,586               -               -              -         524,586
                                                       -------------   -------------   -------------   ------------   -------------
      Gross profit                                          323,522               -           1,806         (1,806)        323,522
Selling, general and administrative expenses                297,756         (16,849)            823         (1,806)        279,924
                                                       -------------   -------------   -------------   ------------   -------------
      Operating income                                       25,766          16,849             983              -          43,598
Other income (expense):
   Interest expense                                          (9,774)              -             (98)         2,140          (7,732)
   Equity in earnings of subsidiaries                        12,490               -               -        (12,490)              -
   Other, net                                                  (747)          2,064              (1)        (2,140)           (824)
                                                       -------------   -------------   -------------   ------------   -------------
      Total other (income) expense, net                       1,969           2,064             (99)       (12,490)         (8,556)
                                                       -------------   -------------   -------------   ------------   -------------
Income before income taxes                                   27,735          18,913             884        (12,490)         35,042
                                                       -------------   -------------   -------------   ------------   -------------
Provision for income taxes                                    7,363           6,889             418              -          14,670
                                                       -------------   -------------   -------------   ------------   -------------
Net income                                             $     20,372   $      12,024   $         466    $   (12,490)         20,372
                                                       =============  =============   =============    ============   =============

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)




                                                                                                               Consolidated
                                                   Advance                                                        Advance
                                                    Stores      Guarantor       Nonguarantor                      Stores
December 28, 1996                                  Company     Subsidiaries     Subsidiaries    Eliminations       Company
----------------------------------------------------------------------------------------------------------------------------
Net sales                                        $  705,983      $        -      $    2,032     $   (2,032)    $  705,983
Cost of sales                                       437,615               -               -              -        437,615
                                                 ----------      ----------      ----------     ----------     ----------
     Gross profit                                   268,368               -           2,032         (2,032)       268,368
Selling, general and administrative expenses        243,266         (13,932)            747         (2,032)       228,049
                                                 ----------      ----------      ----------     ----------     ----------
     Operating income                                25,102          13,932           1,285              -         40,319
Other (income) expense:
   Interest expense                                  (7,437)              -            (144)         1,360         (6,221)
   Equity in earnings of subsidiaries                10,553               -               -        (10,553)             -
   Other, net                                          (198)          1,231             176         (1,360)          (151)
                                                 ----------      ----------      ----------     ----------     ----------
      Total other (income) expense, net               2,918           1,231              32        (10,553)        (6,372)
                                                 ----------      ----------      ----------     ----------     ----------
Income before income taxes                           28,020          15,163           1,317        (10,553)        33,947
                                                 ----------      ----------      ----------     ----------     ----------
Provision for income taxes                            7,808           5,375             552              -         13,735
                                                 ----------      ----------      ----------     ----------     ----------
Net income                                       $   20,212      $    9,788      $      765     $  (10,553)    $   20,212
                                                 ==========      ==========      ==========     ==========     ==========

             Advance Stores Company, Incorporated and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996
                (dollars in thousands, except per share data)



                                                                                                                       Consolidated
                                                     Advance                                                             Advance
                                                     Stores        Guarantor         Nonguarantor                        Stores
January 2, 1999                                     Company (a)   Subsidiaries (b)   Subsidiaries      Eliminations      Company
----------------------------------------           ------------  -----------------   ------------      ------------    -----------
Net cash provided by operating activities          $   26,972     $    (2,134)       $    (1,530)      $    14,589     $    37,897
                                                   ----------     -----------        -----------       -----------     -----------
Cash flows from investing activities:
  Transfers of property and equipment                   9,968               -             (9,968)                -               -
  Purchases of property and equipment                 (55,435)        (10,395)                 -                40         (65,790)
  Proceeds from sales of property and
   equipment                                              279           1,758              4,036                 -           6,073
  Acquisition, net of cash acquired                  (382,549)              -                  -            18,591        (363,958)
                                                   ----------     -----------        -----------       -----------     -----------
     Net cash used in investing
       activities                                    (427,737)         (8,637)            (5,932)           18,631        (423,675)
                                                   ----------     -----------        -----------       -----------     -----------
Cash flows from financing activities:
  Increase in bank overdrafts                           6,472           6,487                 54                 3          13,016
  Net borrowings under notes payable                   14,966             539                 23           (15,528)              -
  Proceeds from issuance of long-term debt             10,198           2,253                673           (12,543)            581
  Principal payments of long-term debt                (97,117)              -               (849)              849         (97,117)
  Borrowings under new credit facilities              425,000         425,000                  -          (425,000)        425,000
  Payment of debt issuance costs                      (20,786)        (21,592)                 -            21,592         (20,786)
  Contributed capital from Advance
    Holding Corporation                                10,259               -                  -                 -          10,259
  Contributed capital to Advance
    Trucking Corporation                              (10,039)              -                  -            10,039               -
  Dividend paid to Advance Holding
    Corporation                                      (180,654)              -                  -            (2,496)       (183,150)
  Proceeds from issuance of Class A
  common stock                                        262,426               -             10,049           (10,050)        262,425
  Payment of dividend to Advance Stores
  Company                                                   -        (403,408)            (2,508)          405,916               -
  Other                                                 2,325               -                  -                (2)          2,323
                                                   ----------     -----------        -----------       -----------    ------------
     Net cash provided by financing
      activities                                      423,050           9,279              7,442           (27,220)        412,551
                                                   ----------     -----------        -----------       -----------    ------------
Net increase (decrease) in cash and cash
 equivalents                                           22,285          (1,492)               (20)            6,000          26,773
Cash and cash equivalents, beginning of year            7,372           6,055                 20            (6,000)          7,447
                                                   ----------     -----------        -----------       -----------    ------------
Cash and cash equivalents, end of year             $   29,657     $     4,563        $         -       $         -    $     34,220
                                                   ==========     ===========        ===========       ===========    ============

                                                      Advance                                                          Consolidated
                                                       Stores    Guarantor           Nonguarantor                        Advance
January 3, 1998                                       Company   Subsidiaries         Subsidiaries       Eliminations     Stores
-----------------------------------------          ----------   -------------        ------------      -------------   -----------
Net cash provided by operating activities          $   31,873     $       526        $        965      $      8,315    $    41,679
                                                   ----------     -----------        ------------      ------------    -----------
Cash flows from investing activities:
  Purchases of property and equipment                 (48,781)              -                 (83)                -        (48,864)
  Proceeds from sales of property
  and equipment                                           257               -                   -                 -            257
                                                   ----------     -----------        ------------      ------------    -----------
     Net cash used in investing activities            (48,524)              -                 (83)                -        (48,607)
                                                   ----------     -----------        ------------      ------------    -----------
Cash flows from financing activities:                                                                             -
  Decrease in banks overdrafts                         (7,032)              -                   -                           (7,032)
  Net borrowings under notes payable                    9,687            (457)                 (5)           (9,225)             -
  Proceeds from issuance of long-term debt             13,121               -                   -                  -        13,121
  Principal payments of long-term debt                   (232)              -                (910)               910          (232)
  Other                                                 1,586               -                   -                  -         1,586
                                                   ----------     -----------        ------------      ------------    -----------
     Net cash provided by (used in)
      financing activities                             17,130            (457)               (915)           (8,315)         7,443
                                                   ----------     -----------        ------------      ------------    -----------

 Net increase (decrease) in cash and cash
  equivalents                                             479              69                 (33)                -            515
 Cash and cash equivalent, beginning of year            6,893              26                  13                 -          6,932
                                                   ----------     -----------        ------------      ------------    -----------
 Cash and cash equivalent, end of year             $    7,372     $        95        $        (20)     $          -    $     7,447
                                                   ==========     ===========        ============      ============    ===========

            ADVANCE STORES COMPANY, INCORPORATED and SUBSIDIARIES

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)



                                                                                                                      Consolidated
                                                           Advance                                                      Advance
                                                            Stores        Guarantor       Nonguarantor                   Stores
December 28, 1996                                          Company       Subsidiaries     Subsidiaries   Eliminations    Company
--------------------------------------------------------  ---------      ------------     ------------   ------------   ------------
Net cash provided by operating activities                  $ 15,205      $         78     $      1,323   $      4,969   $     21,575
                                                           ---------     ------------     ------------   ------------   ------------
Cash flows from investing activities:
  Liquidation of subsidiary                                   8,105                 -          (8,105)             -              -
  Purchases of property and equipment                       (44,165)                -             (99)             -        (44,264)
  Proceeds from sales of property and equipment                 143                 -               -              -            143
                                                           ---------     ------------     ------------   ------------  -------------
    Net cash used in investing activities                   (35,917)                -          (8,204)             -        (44,121)
                                                           ---------     ------------     ------------   ------------  -------------
Cash flows from financing activities:
  Increase in bank overdraft                                    817                 -               -              -            817
  Net borrowings under notes payable                          6,161              (116)              8         (6,053)             -
  Proceeds from issuance of long-term debt                   16,116                 -               -              -         16,116
  Principal payments on long-term debt                       (1,740)                -          (1,084)         1,084         (1,740)
                                                           ---------     ------------     ------------   ------------  -------------
    Net cash provided by (used in) financing activities      21,354              (116)         (1,076)        (4,969)        15,193
                                                           ---------     ------------     ------------   ------------  -------------
Net increase (decrease) in cash and cash equivalents            642               (38)         (7,957)             -         (7,353)
Cash and cash equivalents, beginning of year                  6,251                64           7,970              -         14,285
                                                           ---------     ------------     ------------   ------------  -------------
Cash and cash equivalents, end of year                    $   6,893      $         26     $         13   $          -  $       6,932
                                                          =========      ============     ============   ============  =============


         (a) On January 2, 1999, the Board of Directors approved transferring the Parts America operations to the Company. This will be accomplished through a series of dividends of assets and assumptions of liabilities as such amounts are segregated and identified. As of January 2, 1999, the above amounts reflect a dividend of $429,823 in assets (inventory, fixed assets and related deferred income tax assets) from Western to the Company and the Company's assumption of related deferred income tax liabilities of $4,592.

         (b) Reflects push down of $425,000 of long-term debt and $21,592 of related debt issuance costs to guarantor subsidiaries in fiscal 1998.

             Advance Stores Company, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)



21.  Quarterly Financial Data (Unaudited):

The following table summarizes quarterly financial data for fiscal years 1998 and 1997:


1998                        First     Second    Third     Fourth
--------------------      ----------------------------------------
Net sales                  $288,963  $255,037  $258,839  $417,920
Gross profit                112,586    98,589    98,357   147,874
Operating income (loss)        (597)   18,966    16,961    (2,920)
Net income (loss)            (2,439)    6,091     5,253    (7,293)

1997
--------------------      ----------------------------------------
Net sales                  $239,151  $196,729  $206,409  $205,819
Gross profit                 92,291    75,391    77,717    78,123
Operating income             10,283    11,966    10,347    11,002
Net income                    4,400     5,726     5,012     5,234

Fiscal 1998 results of operations include the effect of the Recapitalization (Note 3) and the Western Merger (Note 4) for the first and fourth quarters, respectively.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (dollars in thousands)

                          Balance at                                       Balance at
                          Beginning    Charges to                           End of
                          of Period     Expenses    Deductions    Other     Period
                          ----------   ----------   ----------   -------   ----------
Allowance for doubtful
  accounts receivable:
  December 28, 1996         $  --        $  --        $ --        $  --       $  --
  January 3, 1998              --         1,040        (465)(2)      --          575
  January 2, 1999              575        1,193        (582)(2)    2,594(1)    3,780
                          ==========   ==========   ==========   =======   ==========

  (1)  Allowance for doubtful accounts receivable assumed in the Western Merger.
  (2)  Accounts written off during the period.

Restructuring reserves:
  December 28, 1996         $  --        $  --       $   --       $  --      $   --
  January 3, 1998              --           --           --          --          --
  January 2, 1999              --         6,774       (2,026)(2)  33,015(1)   37,763
                          ==========   ==========   ==========   =======   ==========

  (1)  Restructuring reserves assumed and established in the Western Merger.
  (2)  Represents amounts paid for restructuring charges.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of
 Western Auto Supply Company
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Western Auto Supply Company (a wholly owned subsidiary of Sears, Roebuck and Co.) and subsidiaries (the "Company") as of October 31, 1998 and January 3, 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for the 43-week period ended October 31, 1998, and each of the two fiscal years (53/52 weeks) in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1998 and January 3, 1998 and the results of its operations and its cash flows for the 43-week period ended October 31, 1998, and each of the two fiscal years (53/52 weeks) in the period ended January 3, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on August 17, 1998 the Company's parent entered into an agreement and plan of merger with Advance Stores Company, Inc. ("Advance") whereby the Company was sold to Advance on October 31, 1998. The consolidated financial statements herein represent the historical balances and operating results of the Company for the periods presented and contain no adjustments which may be required as a result of the application of purchase accounting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 26, 1999

WESTERN AUTO SUPPLY COMPANY
(A Wholly Owned Subsidiary of Sears, Roebuck and Co.)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1998 AND JANUARY 3, 1998
(in $000, except share data)

----------------------------------------------------------------------------------------
                                                           October 31,        January 3,
ASSETS                                                         1998              1998
CURRENT ASSETS:
  Cash                                                        $ 20,783          $ 23,785
  Receivables, net                                              51,442            79,367
  Inventories                                                  360,929           356,958
  Deferred income taxes                                         39,276            54,762
  Prepaid expenses and other current assets                     12,061             8,308
  Income taxes receivable - Parent                                                36,142
                                                              --------        ----------

            Total current assets                               484,491           559,322

PROPERTY AND EQUIPMENT                                         354,895           348,514

GOODWILL                                                       113,070           116,783

OTHER ASSETS                                                     9,013             9,259
                                                              --------        ----------

TOTAL                                                         $961,469        $1,033,878
                                                              ========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $133,383          $158,332
  Accrued expenses and other current liabilities                91,404           130,132
  Due to Parent, net                                                             196,081
  Secured borrowings                                                              36,500
                                                              --------        ----------

            Total current liabilities                          224,787           521,045

ACCRUED RETIREE HEALTH CARE BENEFITS                            39,376            39,454

DEFERRED INCOME TAXES                                           11,855             5,567

LONG-TERM DEBT - Parent                                                          140,802

COMMITMENTS AND CONTINGENCIES (See Notes 9 and 12)

STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value - authorized, 100,000
    shares; issued and outstanding, 1,000 shares                 Nil               Nil
  Additional paid-in capital                                   744,674           376,821
  Accumulated deficiency                                       (59,223)          (49,811)
                                                              --------        ----------

            Total stockholder's equity                         685,451           327,010
                                                              --------        ----------

TOTAL                                                         $961,469        $1,033,878
                                                              ========        ==========

See notes to consolidated financial statements.

WESTERN AUTO SUPPLY COMPANY
(A Wholly Owned Subsidiary of Sears, Roebuck and Co.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD (43 WEEKS) ENDED OCTOBER 31, 1998 AND THE YEARS (53/52 WEEKS)
  ENDED JANUARY 3, 1998 AND DECEMBER 28, 1996
(in $000)

------------------------------------------------------------------------------------------------------
                                                      October 31,       January 3,        December 28,
                                                          1998              1998               1996
NET SALES AND OTHER REVENUES:
  Net merchandise sales and other revenues               $966,782        $1,260,886         $1,349,124
  Net service sales                                        18,877            58,925            102,597
                                                         --------        ----------       ------------

          Total net sales and other revenues              985,659         1,319,811          1,451,721

COSTS OF SALES (exclusive of depreciation and
  amortization shown separately below):
    Merchandise and other costs of sales                  627,675           846,375            916,824
    Service costs of sales                                 10,469            36,887             60,840
                                                         --------        ----------       ------------

          Total costs of sales                            638,144           883,262            977,664
                                                         --------        ----------       ------------

GROSS PROFIT                                              347,515           436,549            474,057

EXPENSES:
  Selling, general and administrative                     221,135           317,713            288,901
  Buying and occupancy                                     63,159            82,902             95,932
  Depreciation and amortization                            36,362            38,885             33,275
  Provision for uncollectible accounts                     20,007            35,537             37,068
  Restructuring                                             3,350            38,441             12,974
                                                         --------        ----------       ------------

          Total expenses                                  344,013           513,478            468,150
                                                         --------        ----------       ------------

OPERATING INCOME (LOSS)                                     3,502           (76,929)             5,907

OTHER EXPENSE:
  Interest                                                (15,965)          (15,379)           (15,064)
  Loss on the sale of property and equipment                 (171)               (6)              (828)
                                                         --------        ----------       ------------

          Total other expense                             (16,136)          (15,385)           (15,892)
                                                         --------        ----------       ------------

LOSS BEFORE INCOME TAXES                                  (12,634)          (92,314)            (9,985)

INCOME TAXES:
  Current benefit                                         (24,996)          (33,686)            (2,676)
  Deferred expense                                         21,774             1,801                952
                                                         --------        ----------       ------------

          Total income tax benefit                         (3,222)          (31,885)            (1,724)
                                                         --------        ----------       ------------

NET LOSS                                                 $ (9,412)       $  (60,429)        $   (8,261)
                                                         ========        ==========       ============

See notes to consolidated financial statements.

WESTERN AUTO SUPPLY COMPANY
(A Wholly Owned Subsidiary of Sears, Roebuck and Co.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
PERIOD (43 WEEKS) ENDED OCTOBER 31, 1998, AND THE YEARS (53/52 WEEKS)
  ENDED JANUARY 3, 1998, AND DECEMBER 28, 1996
(in $000)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Retained
                                                                  Additional            Earnings                   Total

                                                                   Paid-in            (Accumulated             Stockholder's

                                                                   Capital             Deficiency)                Equity

                                            Common Stock


BALANCE, DECEMBER 30, 1995                      Nil                 $188,046             $ 122,207                $ 310,253



  Transfer of subsidiaries to Parent                                 (18,652)             (103,328)                (121,980)

  Contributed capital                                                 93,040                                         93,040

  Income tax benefit upon exercise

    of stock options                                                   1,988                                          1,988

  Net loss                                                                                  (8,261)                  (8,261)

                                             ----------              --------       ---------------                ---------



BALANCE, DECEMBER 28, 1996                      Nil                  264,422                10,618                  275,040



  Contributed capital                                                110,732                                        110,732

  Income tax benefit upon exercise

    of stock options                                                   1,667                                          1,667

  Net loss                                                                                 (60,429)                 (60,429)

                                             ----------              --------       ---------------                ---------



BALANCE, JANUARY 3, 1998                        Nil                  376,821               (49,811)                 327,010



  Contributed capital                                                366,692                                        366,692

  Income tax benefit upon exercise

    of stock options                                                   1,161                                          1,161

  Net loss                                                                                  (9,412)                  (9,412)

                                             ----------              --------       ---------------                ---------


BALANCE, OCTOBER 31, 1998                       Nil                 $744,674             $ (59,223)               $ 685,451

                                             ==========             ========       ===============                =========


See notes to consolidated financial statements.

WESTERN AUTO SUPPLY COMPANY
(A Wholly Owned Subsidiary of Sears, Roebuck and Co.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIOD (43 WEEKS) ENDED OCTOBER 31, 1998 AND THE YEARS (53/52 WEEKS)
  ENDED JANUARY 3, 1998, AND DECEMBER 28, 1996
(in $000)

--------------------------------------------------------------------------------------------------------------------
                                                                October 31,         January 3,          December 28,
                                                                   1998               1998                  1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (9,412)           $ (60,429)          $ (8,261)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization                                  36,362               38,885             33,275
    Provision for uncollectible accounts                           20,007               35,537             37,068
    Deferred income taxes                                          21,774                1,801                952
    Income tax benefit upon exercise of stock options               1,161                1,667              1,988
    Loss on sale of property and equipment                            171                    6                828
    Changes in assets:
      Receivables                                                   7,918              (69,620)           (17,031)
      Inventories                                                  (3,971)             (19,399)           (47,663)
      Prepaid expenses and other current assets                    (3,753)               2,050              4,852
    Changes in liabilities:
      Accounts payable                                            (25,689)             (99,263)           (32,598)
      Accrued expenses and other current liabilities              (38,728)              16,539            (24,568)
      Income taxes - Parent                                        36,142              (54,025)           (15,086)
      Accrued retiree health care benefits                            (78)              (4,981)             1,655
      Other, net                                                        4                  (11)               407
                                                                 --------            ---------           --------

            Net cash provided by (used in) operating activies      41,908             (211,243)           (64,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (60,427)            (109,738)           (70,338)
  Sales of property and equipment                                  21,468               13,612              3,149
                                                                 --------            ---------           --------

            Net cash used in investing activities                 (38,959)             (96,126)           (67,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdrafts                                                     740               26,192             39,535
  Payments on long-term debt                                                                              (39,789)
  Borrowings from Parent                                           29,809              130,085             56,392
  Secured borrowings (repayments), net                            (36,500)              36,500
  Capital contributed from Parent                                                      110,732             93,040
                                                                 --------            ---------           --------

            Net cash provided by (used in) financing activies      (5,951)             303,509            149,178
                                                                 --------            ---------           --------

NET INCREASE (DECREASE) IN CASH                                    (3,002)              (3,860)            17,807

CASH, BEGINNING OF PERIOD                                          23,785               27,645              9,838
                                                                 --------            ---------           --------

CASH, END OF PERIOD                                              $ 20,783            $  23,785           $ 27,645
                                                                 ========            =========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments made for interest to:
      Parent                                                     $ 14,606            $  13,107           $ 15,064
                                                                 ========            =========           ========

      Other                                                      $  1,359            $   2,272           $  2,143
                                                                 ========            =========           ========

    Cash payments (receipts) of income taxes - Parent            $(46,730)           $  20,339           $ 13,557
                                                                 ========            =========           ========

    Noncash transaction -
      Capital contributed from Parent                            $366,692
                                                                 ========

See notes to consolidated financial statements.

WESTERN AUTO SUPPLY COMPANY
(A Wholly Owned Subsidiary of Sears, Roebuck and Co.)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD (43 WEEKS) ENDED OCTOBER 31, 1998, AND THE YEARS (53/52 WEEKS)
 ENDED JANUARY 3, 1998, AND DECEMBER 28, 1996
 (in $000)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations and Principles of Consolidation - Western Auto Supply Company (the "Company" or "Western Auto") is a wholly owned subsidiary of Sears, Roebuck and Co. ("Sears" or the "Parent"). The Company is engaged principally in the sale of automotive aftermarket products. Its principal markets are located throughout the eastern and midwest portions of the United States. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., WASCO Insurance Company and Parts America, Inc. (formerly Tire & Auto Holdings). All material intercompany profits, transactions and balances have been eliminated.

     Fiscal Year - The Company's normal fiscal year ends on the Saturday closest to December 31, resulting in fiscal years ending January 3, 1998 ("fiscal year 1997") and December 28, 1996 ("fiscal year 1996"). Due to the sale of the Company (Note 2), the current reporting period includes 43 weeks and ends on October 31, 1998 ("fiscal period 1998").

     Receivables - Receivables consist primarily of wholesale and retail trade accounts receivable from sales of merchandise, which normally are not assessed finance charges if paid within the trade terms.

     Effective for fiscal year 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.

     At January 3, 1998, SFAS No. 125 required that the Company recognize the receivables on its Puerto Rico credit card securitizations, which did not qualify as sales under the Statement. Additionally, the Company recorded borrowings on the transfer of interest in credit card receivables to a major bank. Previously, the transfer of credit card receivables was derecognized on the consolidated balance sheet. Adoption of SFAS No. 125 was not material to the results of operations in fiscal year 1997. As these credit card receivables were transferred to Sears at carrying value during fiscal period 1998 (Note 4), neither the receivables nor the borrowings appear within the October 31, 1998 consolidated balance sheet.

     Western Auto recorded monthly credit card service fee income under a servicing agreement (Note 4). Amounts required by the agreement to be reimbursed to the bank for delinquent accounts were recorded as charge-offs against the allowance for doubtful accounts. Included in the allowance for doubtful accounts at January 3, 1998 was an estimate of the amount deemed necessary to absorb losses on delinquent credit card balances that have been, or may have to be, reimbursed under the agreement. The reserve was established by charges against operations based upon management's continuing evaluation of the pertinent factors underlying the quality of the related outstanding balances.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful asset lives ranging from 3 to 20 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. Maintenance and repairs are expensed as incurred. Expenditures which significantly increase the value or extend useful asset lives are capitalized.

     Goodwill - Goodwill represents the cost in excess of fair value of net assets acquired and is being amortized over 20 to 40 years using the straight-line method. Accumulated amortization was $48,720 and $45,007 at October 31, 1998 and January 3, 1998, respectively. When events and circumstances so indicate, goodwill is assessed for recoverability based on the expectations of future profitability of the Company, along with management's plans with respect to operations. If the Company determines, based on such factors, that the carrying amount is impaired, the goodwill will be written down to its recoverable value which is calculated as the amount of estimated future cash flows for the remaining amortization period with a corresponding charge to earnings. No impairment losses have been recognized in any of the periods presented.

     Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Long-lived assets and identified intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     Warranties - An accrual for warranties is established by charges against operations for anticipated costs relating to merchandise and services sold under warranty which are not covered by manufacturers' warranties.

     Advertising Costs - The Company expenses advertising costs as incurred.

     Income Taxes - Under the provisions of a tax sharing agreement, the Company and its subsidiaries file a consolidated Federal income tax return with Sears. Substantially all of the income taxes receivable or payable are settled through the Due to Parent intercompany account.

     Deferred income taxes result from temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method. Under the tax sharing agreement, Western Auto recognizes the benefits and costs associated with income taxes.

     Revenue Recognition - The Company recognizes merchandise revenue at the point of sale to a retail customer and at the point of shipment to a wholesale customer, while service revenue is recognized upon performance of such service to a retail customer.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values of Financial Instruments - The Company's financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, intercompany balances and long-term debt. The Company has determined that the carrying value of its long-term debt is a reasonable estimate of its fair value based upon the terms of the debt at year end. The Company's remaining financial instruments typically have terms such that the Company has determined that their carrying values are a reasonable estimate of their fair values.

     Effects of New Accounting Standard - In fiscal period 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement requires changes to disclosures relating to pension and other postretirement benefit plans. The Statement supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement did not impact the Company's consolidated financial position, results of operations or cash flows, and the effect was limited to the form and content of disclosures contained herein.

     Reclassifications - Certain reclassifications have been made in the fiscal year 1997 and 1996 financial statements to conform with current period presentation.

2.   SALE OF COMPANY

     On August 17, 1998, Sears entered into an Agreement and Plan of Merger (the "Sale Agreement") between the Company and Advance Stores Company, Inc. for $175 million in cash and the retention by Sears of approximately 40% equity ownership interest in the resulting combined company. The transaction was finalized subsequent to the Company's close of business on October 31, 1998.

     The financial statements herein represent the historical balances and operating results of the Company for the periods presented and contain no adjustments which may be required as a result of the application of purchase accounting.

3.   REORGANIZATION AND RESTRUCTURING CHARGES

     In the fiscal year ended December 30, 1995, the Company recorded a restructuring reserve principally related to the Company's decision to eliminate all employee positions associated with credit operations and the closing of the home office locations for NTW, Inc. ("NTW") and Tire America, Inc. ("Tire America"), both subsidiaries of the Company at the time and which were realigned and transferred to Sears. The restructuring reserve at December 30, 1995 included the employee termination benefits, principally severance benefits, and exit costs, principally lease termination costs related to the closing of these facilities. The number of employees planned to be terminated as a result of the above actions was approximately 320. Actual employees terminated upon completion of the exit activities approximated 370. Substantially all activities associated with these costs were completed by the end of fiscal year 1996.

     The ownership and operating activities of NTW and Tire America were transferred to Sears effective the first day of fiscal year 1996. The amounts in the following table represent the combined account balances of NTW and Tire America that were removed from the Company's consolidated balance sheet as of that date.

          Receivables                                       $   4,553
          Inventories                                          56,980
          Deferred income tax assets                            9,474
          Prepaid expenses and other current assets             1,229
          Property and equipment                              134,283
          Goodwill                                             80,568
          Other assets                                          1,187
          Accounts payable                                     (3,622)
          Accrued expenses and other current liabilities      (31,901)
          Income taxes payable                                 (1,147)
          Current maturities of long-term debt                 (3,400)
          Long-term debt, Sears                               (79,198)
          Deferred income tax liabilities                      (2,413)
          Due to Sears                                        (44,531)
          Stockholder's equity                               (121,980)

     Restructuring charges of $12,974 were recorded in fiscal year 1996 related to the Company's decision to exit the service aspect of its remaining businesses and focus operations solely on the sale of parts and accessories. This resulted in the writedown of the related service assets, including store service bays and related equipment that were no longer involved in the production of revenue. Additionally, in fiscal year 1996, the Company exited retail operations in two major metropolitan markets and accrued for such related exit costs, principally lease termination costs. Substantially all activities associated with these costs, except for ongoing lease obligations, were completed by the end of fiscal year 1997.

     In fiscal year 1997, the Company accrued $38,441 in restructuring charges relating to severance benefits, facility exit costs and asset write-downs. These costs were associated with the exit from two additional major markets where the Company operated retail stores. Additionally, the Company restructured its distribution center operations which included the elimination of the transportation function impacting the Company's truck fleet and the related workforce. Home office positions supporting certain distribution center operations exited were also eliminated. The number of employees both planned and actually terminated, as a result of the above actions, was approximately 4,000. With the exception of lease termination costs, substantially all activities associated with these exit costs were completed by the end of fiscal period 1998.

     The fiscal period 1998 restructuring charges of $3,350 relate to revised estimates of the Company's ability to sublease closed stores. Both the number of closed stores that may be subleased as well as the date by which these stores are anticipated to be subleased have been revised in consideration of the Company's historical performance since the inception of its reorganization.

     The charges associated with the restructurings identified above were recorded in the period in which the costs were incurred, when management of the Company announced its intentions to employees, or when estimates of previous charges were required to be revised.

     The following table sets forth the restructuring reserve activity from December 30, 1995 to October 31, 1998:

                                                                                                     Other
                                                                                Severance          Exit Costs
                                                                                ---------          ----------
     Reserves as of December 30, 1995                                          $ 6,731              $ 8,515

        Additional reserves recorded during fiscal year 1996                                         12,974

        Reserves used during fiscal year 1996                                   (2,532)              (2,173)

        Reserves transferred to Sears during fiscal year 1996                   (2,381)              (5,460)
                                                                                 -----              -------

     Reserves as of December 28, 1996                                            1,818               13,856

        Additional reserves recorded during fiscal year 1997                    16,835               21,606

        Reserves used during fiscal year 1997                                   (8,582)             (22,040)
                                                                                 -----               ------

     Reserves as of January 3, 1998                                             10,071               13,422

        Additional reserves recorded during fiscal period 1998                                        3,350

        Reserves used during fiscal period 1998                                 (8,979)              (5,921)
                                                                                 -----                -----

     Reserves as of October 31, 1998                                           $ 1,092             $ 10,851
                                                                               =======             ========


4.   RECEIVABLES

                                                                               October 31,         January 3,
                                                                                 1998                 1998
     Retail                                                                    $24,434              $70,722
     Wholesale                                                                  29,602               29,240
                                                                               -------              -------
                                                                                54,036               99,962
     Less allowance for doubtful accounts                                        2,594               20,595
                                                                               -------              -------

                                                                               $51,442              $79,367
                                                                               =======              =======

     The Company and Sears have an agreement with a major bank (the "Domestic Agreement") whereby the bank extends credit on consumer credit cards to Company customers meeting the bank's credit criteria. Under the Domestic Agreement, the Company services receivables ($183,966 and $224,987 outstanding at October 31, 1998 and January 3, 1998, respectively) and receives a fee based upon outstanding receivables and prevailing interest rates. Additionally, the Company is required to reimburse the bank for certain delinquent accounts after which time the Company pursues collection from the cardholder. On October 31, 1998, all such receivables and the related allowance for doubtful accounts were transferred to Sears through an intercompany transaction in accordance with the Sale Agreement.

     Under a second credit agreement with the same bank (the "Puerto Rico Agreement"), the bank purchases an individual ownership interest in the receivables originating on the Company's credit card in Puerto Rico. Under the Puerto Rico Agreement, the Company services the receivables and receives a fee based upon outstanding receivables and prevailing interest rates. The Puerto Rico Agreement requires the Company to pay the 30-day commercial paper rate, plus 0.37% on the portion of the portfolio that has been secured by the bank. The weighted average interest rate on the portfolio in fiscal period 1998 and fiscal year 1997 was 5.61% and 5.53%, respectively. Provisions in the Puerto Rico Agreement restrict the amount of the portfolio that the bank may secure at the lower of $44,000 or 90% of the outstanding credit card portfolio, adjusted for charge-off experience. During fiscal period 1998 and fiscal year 1997, total portfolio credit extended was $40,204 and $43,255, respectively, while total portfolio credit collected was $41,275 and $40,951, respectively, of which the portion secured by the bank was restricted as described herein. As with the Domestic Agreement, the Company is required to reimburse the bank for certain delinquent accounts. During August of fiscal period 1998, the Puerto Rico Agreement expired and was not renewed. On October 31, 1998, all such receivables and the related allowance for doubtful accounts were transferred to Sears through an intercompany transaction in accordance with the Sale Agreement.

     Total service charges earned by the Company on credit sales were $33,471, $51,814, and $57,290 for fiscal period 1998 and fiscal years 1997 and 1996, respectively. Such amounts are included in net sales and other revenues.

     The provision for uncollectible accounts included recoveries of $5,370, $6,273, and $4,203 for fiscal period 1998 and fiscal years 1997 and 1996, respectively.

     The Domestic and Puerto Rico Agreements contained certain restrictive covenants regarding the maintenance of minimum net worth, and in the case of the Domestic Agreement, required that a letter of credit be provided for the benefit of the bank. Such letter of credit must be from an issuer having a minimum credit rating of A-2 from Standard and Poor's Corporation or Prime-2 from Moody's Investors Service, Inc.

5.   PROPERTY AND EQUIPMENT

                                                                                  October 31,            January 3,
                                                                                    1998                   1998
                                                                                    -----                  ----

     Land                                                                         $ 67,365               $ 73,204
     Buildings                                                                     179,028                164,325
     Equipment                                                                     199,643                198,179
     Leasehold improvements                                                         77,266                 67,133
                                                                                  --------               --------

                                                                                   523,302                502,841
     Less accumulated depreciation and amortization                                168,407                154,327
                                                                                  --------               --------
                                                                                  $354,895               $348,514
                                                                                  ========               ========

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                                    October 31,           January 3,
                                                                                      1998                   1998
                                                                                      ----                   ----
     Accrued salaries and employee benefits                                         $31,503               $ 30,113
     Restructuring reserves                                                          11,943                 23,493
     Warranty reserves                                                               18,645                 15,239
     Deferred income                                                                    918                  2,870
     Real estate and sales tax                                                        7,204                  9,244
     Other                                                                           21,191                 49,173
                                                                                    -------               --------
                                                                                    $91,404               $130,132
                                                                                    =======               ========

7.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                      1998                  1997                  1996
                                                                      ----                  ----                  ----
     Salary and related benefits                                   $141,090              $195,106              $213,332
     Advertising                                                     17,246                28,113                27,984
     Other                                                           62,799                94,494                47,585
                                                                   --------              --------              --------
                                                                   $221,135              $317,713              $288,901
                                                                   ========              ========              ========

8.   INCOME TAXES

     The following represents the approximate tax effect of each type of temporary difference that gives rise to the Company's deferred income tax assets and liabilities:



                                                             October 31,                            January 3,
                                                                1998                                   1998
                                                   -------------------------------        -------------------------------
                                                      Current         Long-Term              Current         Long-Term
     Deferred income tax assets:
      Nondeductible reserves and accruals             $33,293                                $51,125
      Accrued retiree health care benefits                             $15,750                               $15,782
      Additional inventory costs
       capitalized for tax purposes                     3,586                                  1,257
      Other                                             2,397                                  2,380
                                                      -------          -------               -------        --------
                                                       39,276           15,750                54,762          15,782
                                                      -------          -------               -------         -------

     Deferred income tax liabilities:
  Asset basis differences due
    to purchase accounting                                             (13,325)                              (15,425)
  Accelerated depreciation for
    tax purposes                                                       (14,280)                               (5,924)
                                                      -------          --------              -------          ------
                                                                       (27,605)                              (21,349)
                                                      -------         --------               -------          ------
                                                      $39,276         $(11,855)              $54,762        $ (5,567)
                                                      =======         ========               =======        ========

   No valuation allowance was considered necessary for fiscal period 1998 or fiscal year 1997.

   Loss before income taxes was as follows:


                                                                1998                  1997                  1996
                                                              --------              --------              --------
Domestic                                                      $(13,257)             $(93,065)             $(14,631)
Foreign                                                            623                   751                 4,646
                                                              --------              --------              --------

Total                                                         $(12,634)             $(92,314)             $ (9,985)
                                                              ========              ========              ========

   Federal, state and foreign tax expense (benefit) were as follows:

                                                                 1998                 1997                  1996
                                                              --------              --------              --------
Federal income tax:
  Current                                                      $(22,723)             $(32,878)             $(3,936)
  Deferred                                                       19,014                 2,347                  537

State income tax:
  Current                                                        (2,643)               (1,437)                (517)
  Deferred                                                        2,716                    77                  184

Foreign income tax:
  Current                                                           370                   629                1,777
  Deferred                                                           44                  (623)                 231
                                                               --------              --------              -------

Income tax benefit                                             $ (3,222)             $(31,885)             $(1,724)
                                                               ========              ========              =======

   Deferred income tax expense (benefit) consisted of the following:


                                                                1998                  1997                  1996
                                                              --------              --------              --------
Nondeductible reserves and accruals                              $17,832              $(1,619)             $  (174)
Accrued retiree health care benefits                                  32                1,992                 (662)
Additional inventory costs capitalized for
  tax purposes                                                    (2,329)                 243                  380
Asset basis differences due to purchase
  accounting                                                      (2,100)              (1,187)              (1,187)
Accelerated depreciation for tax purposes                          8,356                2,359                1,350
Other                                                                (17)                  13                1,245
                                                                 -------              -------              -------

Total deferred tax expense                                       $21,774              $ 1,801              $   952
                                                                 =======              =======              =======

   Following is a reconciliation between income tax benefit recorded of $3,222, $31,885, and $1,724 for fiscal period 1998 and fiscal years 1997 and 1996, respectively, and the amount computed by multiplying losses before income taxes by the statutory Federal income tax rate of 35%:

                                                   1998                     1997                    1996
                                              ----------------------  ------------------------  -------------------
                                                  Amount       %           Amount       %          Amount       %
Income tax benefit computed at the

  statutory rate                                  $(4,422)   (35.0)       $(32,310)   (35.0)       $(3,495)   (35.0)
State taxes net of Federal benefit                     47      0.4          (1,046)    (1.1)          (119)    (1.2)
Non-deductible goodwill amortization                  957      7.6           1,012      1.1          1,050     10.5
Foreign taxes net of Federal benefit                   83      0.7             231      0.3            472      4.7
50% meals and entertainment                           131      1.0             315      0.3            315      3.2
Other                                                 (18)    (0.1)            (87)    (0.1)            53      0.5
                                                  -------    -----        --------    -----        -------    -----

                                                  $(3,222)   (25.4)       $(31,885)   (34.5)       $(1,724)   (17.3)
                                                  =======    =====        ========    =====        =======    =====

   Pursuant to the Sale Agreement (Note 2), the income tax receivable due the Company was transferred to Sears through an intercompany transaction on October 31, 1998.

9.  COMMITMENTS AND CONTINGENCIES

   The Company conducts its retail operations principally from facilities under operating leases which expire at various dates through 2015. These agreements normally provide for minimum annual rentals, rentals based on sales volume in excess of specified minimums, and executory costs. Management expects that, in the normal course of business, leases which expire will be renewed or replaced by other leases or that comparable facilities will be obtained. Total rent expense was $36,550, $43,407, and $52,820 including $1,313, $2,337, and $3,197 based on sales volume, for fiscal period 1998 and fiscal years 1997 and 1996, respectively.

   At October 31, 1998, the minimum rental commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Two months ending January 2, 1999                                                             $  6,685
1999                                                                                            29,552
2000                                                                                            26,570
2001                                                                                            22,038
2002                                                                                            19,457
2003                                                                                            17,286
Thereafter                                                                                      72,229
                                                                                              --------

Total                                                                                         $193,817
                                                                                              ========

10.  EMPLOYEE BENEFIT PLANS

   The Company has a profit sharing plan which qualifies as a thrift plan under
   Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have completed one year of service and have attained the age of twenty-one years as of the first day of each month. Participant accounts are payable to employees upon retirement or termination. Effective May 31, 1998, the plan was frozen with no further contributions allowed to be made. All participants of the plan will still earn interest and appreciation derived from plan assets until all such assets, interest and appreciation have been distributed. Effective June 1, 1998, all such participants became eligible to participate in the Sears profit sharing 401(k) plan with such participation ending on October 31, 1998 due to the sale of the Company (Note 2). The Sears plan is substantially the same as the Company plan. Contributions by the Company to both profit sharing plans charged to operations were $1,302, $2,225, and $2,996 for fiscal period 1998 and fiscal years 1997 and 1996, respectively.

   Certain employees of the Company participate in Sears stock option plans. Options to purchase Sears stock have been granted to employees in fiscal period 1998 and fiscal years 1997 and 1994 at prices equal to the fair market value of the stock on the date of grant. Options are generally exercisable in not more than four equal, annual installments beginning one year after the date of grant, and generally expire in 10 years. At October 31, 1998 and January 3, 1998, approximately 450,000 and 570,000, respectively, common stock options were outstanding to Western Auto employees to purchase Sears common stock with weighted average exercise prices of $46.33 and $36.59, respectively. The Company measures compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's participation in its parent stock option plans been determined consistent with the fair value method outlined in SFAS No. 123, "Accounting for Stock-Based Compensation," the pro-forma impact on the Company's consolidated net loss would have been to increase the net loss by $1,570 and $845 in fiscal period 1998 and fiscal year 1997, respectively. However, due to the sale of the Company (Note 2) all outstanding stock options at October 31, 1998 immediately vested, creating additional pro-forma net loss of approximately $2,300.

   The Company has a deferred compensation plan for certain key employees of the Company and its subsidiaries. The plan's performance reflects that of specific market indexes as specified by the plan provisions. Costs of the plan charged against earnings were not significant for fiscal period 1998 and fiscal years 1997 and 1996, respectively.

   The Company also has various other profit sharing and incentive plans. Costs of such plans charged against operations were $12,032, $7,129, and $4,203 for fiscal period 1998 and fiscal years 1997 and 1996, respectively.

Employees retiring from the Company on or after attaining age 55 who have rendered at least 10 years of service and have participated in the employee group health insurance plan are entitled to extend their participation in the plan and purchase postretirement health care coverage for themselves and their dependents.

The following table sets forth the amounts recognized in the Company's consolidated financial statements for the fiscal period ended October 31, 1998 and the fiscal year ended January 3, 1998, as it relates to accumulated postretirement benefits.


                                                                                 1998              1997
                                                                               --------          --------
Change in benefit obligation:
  Benefit obligation at beginning of period                                    $ 25,307          $ 26,562
    Service cost                                                                    558               928
    Interest cost                                                                 1,383             1,927
    Plan amendments                                                                                  (600)
    Curtailment gain                                                                               (3,585)
    Benefits paid                                                                (1,328)           (1,122)
    Actuarial (gain) loss                                                        (5,663)            1,197
                                                                               --------          --------

  Benefit obligation at end of period                                          $ 20,257          $ 25,307
                                                                               ========          ========

Change in plan assets:
  Fair value of plan assets at beginning of period                             $  - 0 -          $  - 0 -
    Employer contributions                                                        1,328             1,122
    Benefits paid                                                                (1,328)           (1,122)
                                                                               --------          --------

  Fair value of plan assets at end of period                                   $  - 0 -          $  - 0 -
                                                                               ========          ========

Reconciliation of funded status:
  Benefit obligation at end of period                                          $(20,257)         $(25,307)
  Unrecognized actuarial gain                                                   (12,318)           (6,752)
  Unrecognized prior service benefit                                             (6,801)           (7,395)
                                                                               --------          --------

           Accrued benefit cost at end of period                               $(39,376)         $(39,454)
                                                                               ========          ========


                                                         October 31,            January 3,            December 28,
                                                            1998                  1998                   1996
                                                         -----------            ----------            ------------
Weighted-average assumptions
  as of period end:
  Discount rate                                            6.50 %                 7.25 %                7.75 %
  Health care cost trend rate                              6.00 %                10.50 %               11.00 %
  Rate of compensation increase                            4.00 %                 4.00 %                4.00 %

   The health care cost trend rate is assumed to decrease gradually to 5% in the year 1999 and remain at that level thereafter.

                                                            October 31,              January 3,              December 28,
                                                              1998                     1998                     1996
                                                            -----------              ----------              ------------
Net periodic postretirement benefit cost for
  fiscal period 1998 and fiscal years 1997 and
  1996 included the following components:
  Service cost                                               $  558                 $   928                     $1,405
  Interest cost                                               1,383                   1,927                      2,203
  Amortization of prior service cost                           (534)                   (359)                      (346)
  Recognized actuarial gain                                    (157)                   (856)                      (358)
                                                             ------                 -------                     ------
Net postretirement benefit expense                            1,250                   1,640                      2,904
One-time gain due to reduction in workforce                                          (5,500)
                                                             ------                 -------                     ------
           Total expense (income)                            $1,250                 $(3,860)                    $2,904
                                                             ======                 =======                     ======

    As a result of the restructuring (Note 3), a significant reduction in the Company's workforce has occurred. Accordingly, the Company recognized a curtailment gain of $5,500 in fiscal year 1997.

   Assumed health care cost trend rates have an impact on the amounts reported for the plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                    1-Percentage-                    1-Percentage-
                                                                    Point Increase                   Point Decrease
                                                                    --------------                   --------------
Effect on total service and interest
  cost components for fiscal period 1998                                 $212                            $(172)
Effect on postretirement benefit obligation
  at October 31, 1998                                                    $598                          $(484)

11.  RELATED PARTY TRANSACTIONS

    At January 3, 1998, long-term debt due to Sears consisted of a $100,802 note payable due December 31, 1999 at a fixed rate of 6.26% and a $40,000 note payable due January 15, 2004 at a fixed rate of 6.40%. Additionally, the Company advances to and borrows funds as needed from Sears with no set repayment terms. Intercompany interest expense totaled approximately $14,606, $13,107, and $15,064 for fiscal period 1998 and fiscal years 1997 and 1996, respectively. Such interest is settled through the Due to Parent intercompany account with Sears. At October 31, 1998, all intercompany (including current income taxes receivable/payable) and long-term debt was contributed to the Company by Sears in accordance with the Sale Agreement (Note 2). This resulted in a non-cash transaction which increased additional paid-in capital by $366,692.

   During fiscal period 1998 and fiscal years 1997 and 1996, Sears charged the Company for certain shared services totaling $10,319, $11,072, and $845, respectively. The following table sets forth these amounts by department:


                                                                         1998             1997           1996

Credit and corporate finance shared services                           $ 6,057          $ 7,982         $ 607
Real estate and construction                                             3,050            2,853
Other                                                                    1,212              237           238
                                                                       -------          -------         -----

                                                                       $10,319          $11,072         $ 845
                                                                       =======          =======         =====

   Also, the Company purchases and services commercial receivables from its former subsidiaries, NTW and Tire America, and the purchases are settled through the Due to Parent intercompany account. Any expense associated with such servicing is charged to the respective subsidiary through the intercompany account. As of January 3, 1998, the NTW and Tire America accounts included in the Company's receivables were $7,696. Sears purchased from the Company all commercial receivables at carrying value during October of fiscal period 1998 in accordance with the Sale Agreement (Note 2).

12.  LITIGATION, CLAIMS AND ASSESSMENTS

   The Company is engaged in various legal actions arising in the ordinary course of its business. Reserves which the Company believes are appropriate have been established, however, the Company believes that the ultimate outcome of such litigation will not have a material adverse effect on the Company's consolidated financial statements.

   The Company has been notified by the United States Environmental Protection Agency ("EPA") that it is a potentially responsible party under superfund legislation with respect to two different sites. For both of the sites, the EPA has issued a Record of Decision relating to its investigation and feasibility study of the sites. Utilizing information compiled by the EPA as part of those decisions, the Company has accrued its best estimate of its obligation with respect to these sites. Those estimates are based primarily on documents compiled by the EPA which estimate the total costs to remediate the sites as well as each company's allocable share of the joint and several remediation liability for the sites. The Company has considered the likelihood of the contribution of other significant parties which includes the effects of those potentially responsible parties which may not be financially viable. The estimated amounts do not consider any benefit that may be derived from other parties which may enter into the allocation in an effort to settle their obligation for remediation of the sites. The estimated liabilities accrued have not been discounted as the time frame over which the accrued amounts may be paid out has not been determined.

   In addition to the EPA matters discussed above, the Company is subject to other legal and governmental proceedings pending against the Company, many involving routine litigation incidental to the business. Other matters contain allegations which are nonroutine and involve compensatory and punitive damages as well as other types of relief.

   In the opinion of management after consulting with legal counsel, the ultimate liability in excess of reserves currently recorded is not expected to have a material effect on results of operations, financial position, liquidity or capital resources of the Company.

                                     ******

                                   SIGNATURE

     Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Roanoke, Commonwealth of Virginia, on April 19, 1999.



                                    ADVANCE STORES COMPANY, INCORPORATED

                                    By:  /s/ J. O'Neil Leftwich
                                         --------------------------------
                                         J. O'Neil Leftwich
                                         Senior Vice President and
                                         Chief Financial Officer,
                                         Secretary and Treasurer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. O'Neil Leftwich his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                             Title                             Date
/s/ Garnett E. Smith          President and Chief Executive Officer        April 19, 1999
--------------------------    and Director (Principal Executive Officer)
     Garnett E. Smith

/s/ J. O'Neil Leftwich        Senior Vice President and Chief              April 19, 1999
--------------------------    Financial Officer, Secretary and Treasurer
    J. O'Neil Leftwich        (Principal Financial and Accounting
                              Officer)

/s/ Nicholas F. Taubman       Chairman of the Board and Director           April 19, 1999
--------------------------
    Nicholas F. Taubman

/s/ Mark J. Doran             Director                                     April 19, 1999
--------------------------
       Mark J. Doran

/s/ John M. Roth              Director                                     April 19, 1999
--------------------------
        John M. Roth

/s/ Timothy C. Collins        Director                                     April 19, 1999
--------------------------
    Timothy C. Collins

/s/ Peter M. Starrett         Director                                     April 19, 1999
--------------------------
     Peter M. Starrett

/s/ Julian C. Day             Director                                     April 19, 1999
--------------------------
       Julian C. Day

/s/ Michael Coyne             Director                                     April 19, 1999
--------------------------
       Michael Coyne

/s/ William L. Salter         Director                                     April 19, 1999
--------------------------
     William L. Salter

     Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
                 Securities Pursuant to Section 12 of the Act

     Other than this Report on Form 10-K, no other annual report and no proxy materials have been or will be furnished to the Company's security holders.