Form 10-Q
period 1999-04-24
ADVANCE STORES CO INC
filed 1999-06-08
CIK 1061890

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 24, 1999
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                      Commission file number - 333-56013

                                ---------------

                     ADVANCE STORES COMPANY, INCORPORATED
            (Exact name of registrant as specified in its charter)


                                ---------------

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

Yes [X] No [ ]

     As of June 1, 1999, the registrant had outstanding 536 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                      Sixteen Weeks Ended April 24, 1999

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements of Advance Stores
                   Company, Incorporated and Subsidiaries (Unaudited)

                   Condensed Consolidated Balance Sheets as of April 24,
                   1999 and January 2, 1999...........................................................  1

                   Condensed Consolidated Statements of Operations for the
                   Sixteen Weeks Ended April 24, 1999 and April 25, 1998..............................  2

                   Condensed Consolidated Statements of Cash Flows for the
                   Sixteen Weeks Ended April 24, 1999 and April 25, 1998..............................  3

                   Notes to Unaudited Condensed Consolidated Financial
                   Statements.........................................................................  5

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.......................................................... 15

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K................................................... 23

SIGNATURE.............................................................................................S-1

             ADVANCED STORES COMPANY, INCORPORATED AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      April 24, 1999 and January 2, 1999
                            (dollars in thousands)

                  Assets                            April 24,                    January 2,
                                                      1999                          1999
                                                ----------------              ----------------
                                                  (Unaudited)
Current assets:

  Cash and cash equivalents..................     $   22,706                     $   34,220
  Receivables, net...........................        148,315                         91,659
  Inventories................................        809,172                        726,172
  Other current assets.......................         17,166                         10,617
                                                  ----------                     ----------
    Total current assets.......................      997,359                        862,668
Property and equipment, net................          388,634                         377,761
Other assets, net..........................           23,909                         21,087
                                                  ----------                     ----------
                                                  $1,409,902                     $1,261,516
                                                  ==========                     ==========

     Liabilities and Stockholder's Equity

Current liabilities:
  Bank overdrafts............................     $   25,703                     $   20,250
  Current portion of deferred revenue........         15,454                          8,049
  Accounts payable...........................        440,750                        364,758
  Accrued expenses...........................        144,442                        152,752
  Other current liabilities..................          8,751                          6,026
                                                  ----------                     ----------
    Total current liabilities..................      635,100                        551,835
                                                  ----------                     ----------
Long-term debt.............................          510,000                        434,500
                                                  ----------                     ----------
Deferred revenue...........................           16,458                          1,389
                                                  ----------                     ----------
Other long-term liabilities................           50,171                         52,781
                                                  ----------                     ----------
Commitments and Contingencies
Stockholder's equity.......................          198,173                        221,011
                                                  ----------                     ----------
                                                  $1,409,902                     $1,261,516
                                                  ==========                     ==========



   The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these balance sheets.

             ADVANCED STORES COMPANY, INCORPORATED AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                       For the Sixteen Week Periods Ended
                       April 24, 1999 and April 25, 1998
                             (dollars in thousands)
                                  (Unaudited)

                                                                Sixteen Week Period Ended
                                                            ----------------------------------
                                                                April 24,        April 25,
                                                                  1999             1998

Net sales..................................................     $669,728         $288,963
Cost of sales..............................................      437,984          176,377
                                                                --------         --------
Gross profit...............................................      231,744          112,586
Selling, general, and administrative expenses..............      248,541           99,178
Costs associated with the Recapitalization of the Parent...          --            14,005
                                                                --------         --------
Operating loss.............................................      (16,797)            (597)
                                                                --------         --------
Other income (expense):
Interest expense...........................................      (15,909)          (3,414)
Other......................................................          (18)            (116)
                                                                --------         --------
Total other expense, net...................................      (15,927)          (3,530)
                                                                --------         --------
Loss before income taxes...................................      (32,724)          (4,127)
Income tax benefit.........................................       (9,330)          (1,688)
                                                                --------         --------
Net loss...................................................     $(23,394)        $ (2,439)
                                                                ========         ========


   The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

             ADVANCED STORES COMPANY, INCORPORATED AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                       For the Sixteen Week Periods Ended
                       April 24, 1999 and April 25, 1998
                             (dollars in thousands)
                                  (Unaudited)

                                                                     Sixteen Week Period Ended
                                                                 ----------------------------------
                                                                     April 24,        April 25,
                                                                       1999             1998

Cash flows (used in) provided by operating activities:
  Net loss...................................................         $(23,394)        $  (2,439)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Deprecation................................................         17,223             7,486
    Amortization of stock option compensation..................            557               --
    Amortization of deferred debt issuance costs...............          1,118               101
    (Benefit) provision for deferred income taxes..............         (5,130)               37
    Net loss on sales of property and equipment................             75                26
    Net increase in:
      Receivables, net...........................................      (56,656)           (5,121)
      Inventories................................................      (83,000)          (52,816)
      Other current assets.......................................       (8,401)           (4,978)
    Net increase (decrease) in:
      Accounts payable...........................................       75,992            62,811
      Accrued expenses...........................................       (7,751)            9,993
      Deferred revenue...........................................       22,474             1,331
      Other long-term liabilities................................         (438)              142
                                                                      --------          --------
        Net cash (used in) provided by operating activities........    (67,331)           16,573

Cash used in investing activities:
  Purchases of property and equipment........................          (29,224)          (15,813)
  Proceeds from sales of property and equipment..............            1,053             4,141
  Other......................................................            1,091               554
                                                                      --------          --------
    Net cash used in investing activities......................        (27,080)          (11,118)
                                                                      --------          --------

Cash flows from financing activities:
  Increase (decrease) in bank overdrafts.....................            5,453            (7,235)
  Proceeds from issuance of long-term debt...................              --                575
  Payments on long-term debt.................................              --            (97,117)
  Borrowings under credit facilities.........................          150,500           325,000
  Payments on credit facilities..............................          (74,500)              --
  Payment of debt issuance costs.............................             (627)          (16,082)
  Dividend paid to Advance Holding Corporation...............              --          (183,000)
  Other......................................................            2,071             1,497
                                                                      --------          --------
    Net cash provided by financing activities..................         82,897            23,638
                                                                      --------          --------

                                                     Continued on following page


                                                                Sixteen Week Period Ended
                                                              -----------------------------
                                                                April 24,        April 25,
                                                                  1999             1998
                                                               ----------       ----------


Net (decrease) increase in cash and cash equivalents.......      (11,514)           29,093
Cash and cash equivalents at beginning of period...........       34,220             7,447
                                                                --------         ---------
Cash and cash equivalents at end of period.................     $ 22,706         $  36,540
                                                                ========         =========
Supplemental cash flow information:
  Interest paid............................................     $ 16,764             3,372
  Income taxes paid, net of refunds received...............        1,581             1,933

Noncash transaction:
  Debt issuance costs accrued..............................          446             1,178



   The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)

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

     The condensed consolidated balance sheet as of April 24, 1999, the consolidated statements of operations and the statements of cash flows for the 16-week periods ended April 24, 1999 and April 25, 1998, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 2, 1999.

     The results of operations for the 16-week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Reclassifications

     Certain 1998 amounts have been reclassified to conform with their 1999 presentation.

2.   Receivables:

 Receivables consist of the following:

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)

                                                  April 24,                   January 2,
                                                    1999                        1999
                                                 -----------                 ------------
Trade:
 Wholesale....................................    $ 48,644                     $26,463
 Retail.......................................       8,179                       6,470
Vendor........................................      71,974                      38,079
Installment...................................      11,769                      11,311
Related parties...............................       7,395                       6,236
Employees.....................................         402                         555
Other.........................................       3,164                       6,325
                                                  --------                     -------
Total receivables.............................     151,527                      95,439
Less -- allowance for doubtful accounts.......      (3,212)                     (3,780)
                                                  --------                     -------

Receivables, net..............................    $148,315                     $91,659
                                                  ========                     =======


3.  Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at April 24, 1999 and January 2, 1999 were $42,590 and $41,168, respectively. Inventories consist of the following:

                                                  April 24,                   January 2,
                                                    1999                        1999
                                                ------------                 ------------
Inventories at FIFO..........................     $800,233                    $718,909
Reserve to state inventories at LIFO.........       12,298                      10,622
                                                  --------                    --------
Inventories at LIFO..........................      812,531                     729,531
Other reserves...............................       (3,359)                     (3,359)
                                                  --------                    --------
                                                  $809,172                    $726,172
                                                  ========                    ========

4.   Restructuring Liabilities:

     Expenses associated with restructuring include estimated exit costs and write-offs of related leasehold improvements associated with the decision to close Advance Auto Parts stores that were in overlapping markets with certain Parts America Stores obtained in the merger (the Western Merger) with Western Auto Supply Company (Western). As of April 24, 1999, the Company has completed its plan to close these stores.

     In connection with the Western Merger, the Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of April 24, 1999, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments.

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)


     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                   Other Exit
                                          Severance                  Costs
                                          ---------                ----------
Balance, January 2, 1999................  $     682               $   14,773
Reserves utilized.......................       (486)                  (1,767)
                                          ----------              ----------
Balance, April 24, 1999.................  $     196               $   13,006
                                          ==========              ==========

     As of the date of the Western Merger, management began to assess and formulate a plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain Western administrative functions to the Company's headquarters and to terminate certain management, administrative and support employees of Western. As of April 24, 1999, 101 employees have been terminated and all stores have been closed. The Company expects to finalize its plan for termination of employees and closure of any additional Parts America stores within one year from the Western Merger date. Additional liabilities for severance, relocation, store and other facility exit costs may result in an adjustment to purchase accounting.

     A reconciliation of activity with respect to these liabilities, which are included in restructuring accruals on the consolidated balance sheet as of April 24, 1999, is as follows:

                                                                          Other Exit
                                     Severance         Relocation            Costs
                                     ----------        ----------         ----------
Balance, January 2, 1999...........  $    7,738        $      838         $   13,732
Reserves utilized..................      (1,587)             (238)            (1,993)
                                     ----------        ----------         ----------
Balance, April 24, 1999............  $    6,151        $      600         $   11,739
                                     ==========        ==========         ==========

     Subsequent to April 24, 1999, as a continuation of its plan, the Company announced its intention to relocate additional administrative functions of Western. The Company plans to integrate these functions into its corporate headquarters in Roanoke, Virginia by the end of fiscal 1999.

5.   Contingencies:

     In November 1997 a plaintiff, on behalf of himself and others similarly situated, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging misconduct in the sale of automobile batteries. The complaint seeks compensatory and punitive damages. The case is in the discovery stage and management plans a vigorous defense. In addition, three lawsuits were filed against the Company in July 1998, for a wrongful death relating to an automobile accident involving an employee of the Company. Management believes the financial exposure associated with the automobile accident is covered by insurance.

     In January 1999, the Company was notified by the United States Environmental Protection Agency (EPA) that Western may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970's and 1980's. The EPA has estimated that the total cleanup costs for the site will be approximately $1.6 million. Management

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)


has begun investigating the EPA notification. An estimate of the range of the Company's liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, Roebuck and Co. (Sears), if any, is further investigated. The ultimate exposure to the Company will also depend upon the participation of other parties named in the notification who are believed to share in responsibility.

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

6.   Related Parties:

     The following table presents the related party transactions with Sears as of April 24, 1999 and for the period from January 2, 1999 to April 24, 1999:


Net sales to Sears..............................................  $  1,052
Shared services revenue.........................................     1,079
Shared services expense.........................................      (744)
Credit card fee expense.........................................      (885)
Receivables from Sears..........................................     7,395
Payables to Sears...............................................   (13,537)

7.   Stock Options:

     On April 16,1999, the Board of Directors of the Parent authorized 230,000 shares for future grants of non-qualified stock options to purchase shares of the Company's stock to officers and key employees. The fixed price service options will vest equally over a three year period from the grant date and terminate on the seventh anniversary of the grant.

8.   Segment and Related Information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires entities to report financial and descriptive information related to segments within the organization.

     The Company has the following reportable segments: Advance Stores and Western. Advance Stores consist of the retail operations of the company including the converted and non-converted Parts America stores. Western consists of the wholesale operations, including distribution services to independent dealers and three franchisees, and 41 retail stores all operating under the "Western Auto" name.

     As of April 24, 1999, the Company continues to formulate an appropriate management reporting approach for the Western operations. For the period from January 2, 1999 to April 24, 1999, management continued to receive and use financial information aggregated at the Western level in evaluating the performance of the acquired operations.

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)


     The Company is in the process of converting Parts America stores to Advance Auto Parts stores and expects to complete the conversion during fiscal 1999.

                                       Advance
                                      Stores(a)            Western(b)           Consolidated
                                    -------------       ----------------       ---------------
1st Quarter, 1999
--------------------------------
Net sales.......................    $  529,466               $ 140,262             $  669,728
Loss before income tax benefit..       (28,094)(c)              (4,630)               (32,724)
Segment assets..................     1,127,769(c)              282,133              1,409,902

1st Quarter, 1998
--------------------------------
Net sales.......................    $  288,963               $     --              $  288,963
Loss before income tax benefit..        (4,127)                    --                  (4,127)
Segment assets..................       562,975(c)                  --                 562,975

______________________
(a) At April 24, 1999 and April 25, 1998, total revenues include approximately $49,469 and $34,006, respectively, related to revenues derived from commercial sales including existing Advance Auto Parts stores and Parts America stores after store level management information system conversion.
(b) During first quarter fiscal 1999, certain accounts and the corresponding activity related to the Parts America store operations were transferred to the Company through a dividend to and assumption of liabilities by the Company.
(c)  Excludes investment in and equity in net loss of Western.

9.   Consolidated Subsidiaries:

     The Company has wholly owned subsidiaries, LARALEV, INC. and Western (Guarantor Subsidiaries) that are guarantors of the Company's subordinated notes, new term loan facility and revolving credit facility. The guarantee is joint and several in addition to full and unconditional. LARALEV, INC. holds certain trademarks, trade names and other intangible assets for which it receives royalty income from the Company. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries, other than Advance Trucking Corporation, of the Company. Advance Trucking Corporation is a wholly owned subsidiary that holds substantially all of the Company's inventory delivery vehicles and is not a guarantor of the Company's indebtedness. The Company has not presented separate financial statements for the subsidiaries because management has determined that such information is not material to investors.

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)


                                                                                                           Consolidated
                                  Advance                                                                     Advance
                                  Stores           Guarantor         Nonguarantor                             Stores
                                 Company (a)    Subsidiaries (b)      Subsidiary      Eliminations            Company
                                 -----------    ----------------     ------------     ------------         -------------
April 24, 1999
--------------
Current assets:
Cash and cash equivalents.......  $   14,480        $   8,226         $    --          $      --           $   22,706
Receivables, net................      67,864          142,930           5,008            (67,487)             148,315
Inventories.....................     729,652           79,520              --                 --              809,172
Other current assets............      27,595           16,167             203            (26,799)              17,166
                                  ----------        ---------         -------          ---------           ----------
   Total current assets.........     839,591          246,843           5,211            (94,286)             997,359
Investment in subsidiaries......     146,469               --              --           (146,469)                  --
Property and equipment, net.....     328,539           48,540          11,555                 --              388,634
Other assets, net...............      35,439           74,053              --            (85,583)              23,909
                                  ----------        ---------         -------          ---------           ----------
                                  $1,350,038        $ 369,436         $16,766          $(326,338)          $1,409,902
                                  ==========        =========         =======          =========           ==========
Current liabilities:
Bank overdrafts.................  $   12,482        $  13,121         $   100          $      --           $   25,703
Current portion of deferred
 revenue........................      15,454               --              --                 --               15,454
Accounts payable................     441,832           92,371              67            (93,520)             440,750
Accrued expenses................      64,137           87,607           1,146             (8,448)             144,442
Other current liabilities.......      76,267            1,072              29            (68,617)               8,751
                                  ----------        ---------         -------          ---------           ----------
   Total current liabilities....     610,172          194,171           1,342           (170,585)             635,100
Long-term debt..................     497,881          500,000           5,169           (493,050)             510,000
Deferred revenue................      16,458               --              --                 --               16,458
Deferred income taxes...........       7,007             (178)            122             (6,951)                  --
Other long-term liabilities.....      27,354           29,670             122             (6,975)              50,171
Stockholder's equity............     198,173         (354,405)         10,133            344,272              198,173
                                  ----------        ---------         -------          ---------           ----------
                                  $1,350,038        $ 369,436         $16,766          $(326,338)          $1,409,902
                                  ==========        =========         =======          =========           ==========

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)

                                                                                                            Consolidated
                                  Advance                                                                      Advance
                                   Stores           Guarantor          Nonguarantor                            Stores
                                 Company (a)     Subsidiaries (b)       Subsidiary       Eliminations          Company
                                 -----------     ----------------     -------------      ------------     ---------------
January 2, 1999
----------------
Current assets:
Cash and cash equivalents.......  $   29,657       $    4,563         $       --           $      --        $   34,220
Receivables, net................      25,572          118,379              1,637              (53,929)          91,659
Inventories.....................     644,031           76,855                 --                5,286          726,172
Other current assets............      12,122           26,336                128              (27,969)          10,617
                                  ----------       ----------         ----------           ----------       ----------
   Total current assets              711,382          226,133              1,765              (76,612)         862,668
Investment in subsidiaries......      20,434               --                 --              (20,434)              --
Property and equipment, net.....     314,029           54,290              9,442                   --          377,761
Other assets, net...............      25,998           28,618                 --              (33,529)          21,087
                                  ----------       ----------         ----------           ----------       ----------
                                  $1,071,843       $  309,041         $   11,207           $ (130,575)      $1,261,516
                                  ==========       ==========         ==========           ==========       ===========
Current liabilities:
Bank overdrafts.................  $   13,705       $    6,491         $       54           $       --       $   20,250
Current portion of deferred
 revenue........................       8,049               --                 --                   --            8,049
Accounts payable................     226,939          137,508                312                   (1)         364,758
Accrued expenses................      72,207          111,250                 (4)             (30,701)         152,752
Other current liabilities.......      64,786           (4,951)                16              (53,825)           6,026
                                  ----------       ----------         ----------           ----------       ----------
   Total current liabilities         385,686          250,298                378              (84,527)         551,835
Long-term debt..................     444,124          425,000                673             (435,297)         434,500
Deferred revenue................       1,389               --                 --                   --            1,389
Other long-term liabilities.....      19,633           43,533                 97              (10,482)          52,781
Stockholder's equity............     221,011         (409,790)            10,059              399,731          221,011
                                  ----------       ----------         ----------           ----------       ----------
                                  $1,071,843       $  309,041         $   11,207           $ (130,575)      $1,261,516
                                  ==========       ==========         ==========           ==========       ==========

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)


                                                                                                                       Consolidated
                                                                                                                          Advance
                                            Advance Stores         Guarantor         Nonguarantor                         Stores
April 24, 1999                                Company (a)       Subsidiaries (b)       Subsidiary       Eliminations       Company
--------------                              --------------     ----------------     -------------      ------------    ------------
Net sales..................................    $529,466            $140,262            $3,370          $(3,370)         $669,728
Cost of sales..............................     328,111             109,873                --               --           437,984
                                               --------            --------            ------          --------         --------
   Gross profit............................     201,355              30,389             3,370           (3,370)          231,744
Selling, general and administrative
   expenses................................     224,558              24,224             3,129           (3,370)          248,541
                                               --------            --------            ------          --------         --------
   Operating income (loss).................     (23,203)              6,165               241               --           (16,797)
Other income (expense):
   Interest expense........................     (16,917)            (16,154)              (79)          17,241           (15,909)
   Equity in earnings of subsidiaries......       1,988                  --                --           (1,988)               --
   Other, net..............................         144               1,249                (5)          (1,406)              (18)
                                               --------            --------            ------          --------         --------
     Total other income (expense), net.....     (14,785)            (14,905)              (84)          13,847           (15,927)
(Loss) before (benefit) provision for
   income taxes............................     (37,988)             (8,740)              157           13,847           (32,724)
                                               --------            --------            ------          --------         --------
(Benefit) provision for income taxes.......     (14,594)             (1,136)               66            6,334            (9,330)
                                               --------            --------            ------          --------         --------
Net (loss) income..........................    $(23,394)           $ (7,604)           $   91          $ 7,513          $(23,394)
                                               ========            ========            ======          =======          ========

April 25, 1998
--------------
Net sales..................................    $288,963            $     --             $  518          $  (518)         $288,963
Cost of sales..............................     176,377                  --                --               --           176,377
                                               --------            --------            ------          --------         --------
    Gross profit...........................     112,586                  --               518             (518)          112,586
Selling, general and administrative
 expenses..................................     105,083              (5,772)              261             (394)           99,178
Expense associated with the
 Recapitalization of the Parent............      14,005                  --                --               --            14,005
                                               --------            --------            ------          --------         --------
    Operating income (loss)................      (6,502)              5,772               257             (124)             (597)
Other income (expense):
    Interest expense.......................      (4,304)             (1,091)              (14)           1,995            (3,414)
    Equity in earnings of subsidiaries.....       4,361                  --                --           (4,361)               --
    Other, net.............................        (134)                798                --             (780)             (116)
                                               --------            --------            ------          --------         --------
Total other expense, net...................         (77)               (293)              (14)          (3,146)           (3,530)
                                               --------            --------            ------          --------         --------
(Loss) income before (benefit) provision
 for income taxes..........................     (6,579)              5,479               243           (3,270)           (4,127)
                                               --------            --------            ------          --------         --------
(Benefit) provision for income taxes.......      (4,140)              1,895               121              436            (1,688)
                                               --------            --------            ------          --------         --------
Net (loss) income..........................    $ (2,439)           $  3,584            $  122          $(3,706)         $ (2,439)
                                               ========            ========            ======          =======          ========

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)



                                                                                                                        Consolidated
                                                    Advance                                                               Advance
                                                     Stores           Guarantor         Nonguarantor                       Stores
                                                   Company (a)     Subsidiaries (b)     Subsidiaries    Eliminations      Company
                                                  -----------      ----------------     ------------    -------------   -----------
April 24, 1999
--------------
Net cash (used in) provided by operating
 activities......................................   $(54,767)          $(13,984)         $(1,626)        $   3,046        $(67,331)
                                                    --------           --------          -------         ---------        --------
Cash flows used in investing activities:
   Purchases of property and equipment...........    (21,318)            (5,001)          (2,905)                          (29,224)
   Proceeds from sales of property and equipment.      1,053                 --               --                --           1,053
   Other.........................................      1,091                 --               --                --           1,091
                                                    --------           --------          -------         ---------        --------
      Net cash (used in) provided by investing
        activities...............................    (19,174)            (5,001)          (2,905)               --         (27,080)
                                                    --------           --------          -------         ---------        --------
Cash flows from financing activities:
   (Decrease) increase in bank overdrafts.........    (1,223)             6,630               46                --           5,453
   Proceeds from issuance of long-term debt.......        --                 --            4,496            (4,496)             --
   Borrowings under credit facilities.............   150,500            150,500               --          (150,500)        150,500
   Payments on credit facilities..................   (74,500)           (74,500)              --            74,500         (74,500)
   Payment of debt issuance costs.................      (627)              (627)              --               627            (627)
   Contributed capital to Western.................    (2,150)             2,150               --                --              --
   Payment of dividend to Advance Stores Company..        --            (61,051)              --            61,051              --
   Other..........................................   (13,236)              (454)             (11)           15,772           2,071
                                                    --------           --------          -------         ---------        --------
      Net cash provided by financing
      activities..................................    58,764             22,648            4,531            (3,044)         82,897
                                                    --------           --------          -------         ---------        --------
Net (decrease) increase in cash and cash
   equivalents....................................   (15,177)             3,663               --                --         (11,514)
Cash and cash equivalents at beginning of period..    29,657              4,563               --                --          34,220
                                                    --------           --------          -------         ---------        --------
Cash and cash equivalents at end of period........  $ 14,480           $  8,226        $      --         $      --        $ 22,706
                                                    ========           ========        =========         =========        ========

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements
         Sixteen Week Periods Ended April 24, 1999 and April 25, 1998
                            (dollars in thousands)
                                  (unaudited)
                                  (Continued)


                                                                                                                       Consolidated
                                                           Advance                                                         Advance
                                                           Stores        Guarantor      Nonguarantor                       Stores
                                                           Company     Subsidiaries     Subsidiaries     Eliminations      Company
                                                           -------     ------------     ------------     ------------   -----------
April 25, 1998
--------------
Net cash provided by (used in) by operating
 activities.............................................  $  14,408        $    (536)       $     369       $   2,332     $  16,573
                                                          ---------        ---------        ---------       ---------     ---------
Cash flows from investing activities:
   Purchases of property and equipment..................    (15,802)             (11)              --              --       (15,813)
   Proceeds from sales of property and equipment........        105               --            4,036              --         4,141
   Other................................................        554               --               --              --           554
                                                          ---------        ---------        ---------       ---------     ---------
     Net cash (used in) provided by investing
      activities........................................    (15,143)             (11)           4,036              --       (11,118)
                                                          ---------        ---------        ---------       ---------     ---------
Cash flows from financing activities:
   Decrease in bank overdrafts..........................     (7,235)              --               --              --        (7,235)
   Proceeds from issuance of long-term debt.............        575               --               --              --           575
   Principal payments of long-term debt.................    (97,117)              --             (849)            849       (97,117)
   Borrowing under credit facilities....................    325,000          325,000               --        (325,000)      325,000
   Payment of debt issuance costs.......................    (16,082)         (16,082)              --          16,082       (16,082)
   Dividend paid to Advance Holding Corporation.........   (179,424)              --           (3,576)             --      (183,000)
   Payment of dividend to Advance Stores Company........         --         (308,918)              --         308,918            --
   Other................................................      4,073              605               --          (3,181)        1,497
                                                          ---------        ---------        ---------       ---------     ---------
     Net cash provided by (used in) financing
      activities........................................     29,790              605           (4,425)         (2,332)       23,638
                                                          ---------        ---------        ---------       ---------     ---------
Net increase (decrease) in cash and cash equivalents....     29,055               58              (20)             --        29,093
Cash and cash equivalents at beginning of period........      7,372               55               20              --         7,447
                                                          ---------        ---------        ---------       ---------     ---------
Cash and cash equivalents at end of period..............  $  36,427        $     113        $      --       $      --     $  36,540
                                                          =========        =========        =========       =========     =========

__________________________
(a) On January 2, 1999, the Board of Directors approved transferring the Parts America operations to the Company. This will be accomplished through a series of dividends of assets and assumptions of liabilities as such amounts are segregated and identified. Through April 24, 1999, net assets of approximately $300 million have been transferred from Western to the Company in the form of dividends, net of liabilities assumed.
(b) Reflects push down of guaranteed debt, deferred debt issuance costs and related interest and amortization expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Stores Company, Incorporated (the "Company"), a wholly-owned subsidiary of Advance Holding Corporation ("Holding"), is the second largest retailer of automotive parts and accessories in the United States. As of April 24, 1999, the Company had 1,576 stores in 39 states, Puerto Rico and the U.S. Virgin Islands operating under the "Advance Auto Parts," "Parts America" and "Western Auto" names. In addition, the Company supplies approximately 725 stores in 48 states through the wholesale dealer network.

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

     The following discussion of the consolidated historical results of operations and financial condition of the Company should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis covers periods before completion of the Recapitalization, as described below. The Company's first quarter consists of 16 weeks and its other three quarters consist of 12 weeks.

Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the retail industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; the Company's substantial leverage and debt service obligations; restrictions on the Company's ability to pursue its business strategies imposed by restrictive loan covenants; changes in business strategy or development plans; competition; weather conditions; integration of the Western Merger (as defined below); extent of the market demand for auto parts; availability of inventory supply; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees; and environmental risks. Forward-looking statements regarding revenues, expenses, cash flows and liquidity are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

     During the first quarter of 1998, Holding consummated its recapitalization through the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayments of notes payable and long-term debt (the "Recapitalization"). Additionally, on November 2, 1998, Western Auto Supply Company merged into a subsidiary of the Company (the "Western Merger"). As a result of the Western Merger, the Company issued to WA Holding Co., a wholly owned subsidiary of Sears, Roebuck and Co. ("Sears"), 11,474,606 shares of

Common Stock of Holding (the "Holding Common Stock") representing approximately 40.6% of the outstanding Holding Common, in addition to cash and assumption of certain liabilities.

     As a result of the Western Merger, the Company added 612 auto parts stores in the United States. The Parts America stores are similar to the Advance Auto Parts stores in terms of size, format and product offerings. In addition, Western Auto Supply Company operated 38 auto parts and service stores in Puerto Rico and the U.S. Virgin Islands and one store in each of California and Hawaii under the "Western Auto" name (the "Service Stores"). The Service Stores offer automotive parts and accessories as well as service, repairs, tires and certain non-automotive goods. Western Auto Supply Company also supplied a wholesale dealer network in 48 states.

     As of the date of the Western Merger, management formalized a plan to close certain Parts America and Advance Auto Parts stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain administrative functions supporting the Parts America stores to the Company's headquarters and to terminate certain management, administrative and support employees of the Service Stores and wholesale dealer network. As of April 24, 1999, 101 employees have been terminated, 52 Parts America stores and 30 Advance Auto Parts stores have been closed and the integration of the administrative functions associated with the Parts America stores is substantially complete. Subsequent to April 24, 1999, as a continuation of its plan, the Company announced its intention to relocate additional administrative functions supporting the Service Stores and wholesale dealer network. The Company plans to integrate these functions into its corporate headquarters in Roanoke, Virginia by the end of fiscal 1999. The Company expects to finalize its plan for termination of employees and evaluate the closure of additional stores in overlapping markets as well other potential facility closures as a result of the Western Merger within one year from the date of the Western Merger. Additional liabilities for severance, relocation, store closing and other facility exit costs may result in an adjustment to purchase accounting.

     Since the fourth quarter of 1998, the Company has been in the process of converting the remaining Parts America stores to Advance Auto Parts stores (the "Parts America Conversion"). The Parts America Conversion changes certain merchandise lines (the "Merchandise Conversion"), store level management information systems (the "MIS Conversion"), and the format and name of the Parts America stores to conform with the Advance Auto Parts stores. As of April 24, 1999, the Company had completed all Merchandise Conversions, 372 MIS Conversions and 143 Physical Conversions. The Company expects to complete the MIS Conversions by the end of the second quarter of 1999 and the Physical Conversions by the end of fiscal 1999. The Company does not plan to convert the Service Stores as part of the Parts America Conversion.

     The Company expects to achieve benefits from the Western Merger through improved product pricing and terms from vendors, consolidated advertising, distribution and corporate support efficiencies, and the closure of certain overlapping locations. However, due to the Western Merger, the Company has incurred and expects to incur additional store closing, store conversion, distribution center conversion and system conversion expenses, other exit costs as part of the Parts America Conversion and other integration costs. In addition, the Company, as part of its plan, will continue to liquidate at reduced prices certain SKUs carried in the Parts America inventory.

Results of Operations

     The following tables set forth the statement of operations data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                         Sixteen Weeks Ended
                                                             (unaudited)
                                                        April 24,    April 25,
                                                          1999         1998
                                                        ---------    ---------
                                                        (dollars in thousands)
Net sales.............................................  $ 669,728    $ 288,963
Cost of sales.........................................    437,984      176,377
                                                        ---------    ---------
Gross profit..........................................    231,744      112,586
Selling, general and administrative expenses..........    231,066       98,333
Expenses associated with Recapitalization.............         --       14,005
Expenses associated with merger integration...........     16,918           --
Expenses associated with private company..............         --          845
Expenses associated with non-cash compensation........        557           --
                                                        ---------    ---------
Operating loss........................................    (16,797)        (597)
                                                        ---------    ---------
Interest expense......................................     15,909        3,414
Other expense, net....................................         18          116
Income tax benefit....................................     (9,330)      (1,688)
                                                        ---------    ---------
Net loss..............................................  $ (23,394)   $  (2,439)
                                                        =========    =========




                                                         Sixteen Weeks Ended
                                                             (unaudited)
                                                        April 24,    April 25,
                                                          1999         1998
                                                        ---------    ---------
                                                        (dollars in thousands)
Net sales.............................................      100.0%       100.0%
Cost of sales.........................................       65.4         61.0
                                                        ---------    ---------
Gross profit..........................................       34.6         39.0
Selling, general and administrative expenses..........       34.5         34.0
Expenses associated with Recapitalization.............         --          4.9
Expenses associated with merger integration...........        2.5           --
Expenses associated with private company..............         --          0.3
Expenses associated with non-cash compensation........        0.1           --
                                                        ---------    ---------
Operating loss........................................       (2.5)        (0.2)
                                                        ---------    ---------
Interest expense......................................        2.4          1.2
Other expense, net....................................         --           --
Income tax benefit....................................       (1.4)        (0.6)
                                                        ---------    ---------
Net loss..............................................       (3.5)%       (0.8)%
                                                        =========    =========

     Net sales consist primarily of comparable store net sales, new store net sales and, for the sixteen weeks ended April 24, 1999, sales resulting from the Western Merger. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. The Company has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.

     The Company's cost of goods sold includes merchandise costs and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in the Company's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, depreciation and amortization, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Sixteen Weeks Ended April 24, 1999 Compared to Sixteen Weeks Ended April 25,
1998

     Net sales for the sixteen weeks ended April 24, 1999 were $669.7 million, an increase of $380.7 million over net sales for the sixteen weeks ended April 25, 1998. The net sales increase was a result of the Western Merger, comparable store sales increase of 13.9% and new stores opened within the last year. The comparable sales increase was due to increased product availability, continued growth in the commercial sales program, closure of certain Parts America stores in overlapping markets and maturation of the stores opened in 1997. Comparable store sales increased 3.7% for the sixteen weeks ended April 25, 1998.

     During the sixteen weeks ended April 24, 1999, the Company opened 31 new stores, reopened one closed location, relocated two stores, and closed 23 stores in addition to the stores closed due to relocations (20 of which were in connection with the Western Merger store closure program). Also, the Company added 260 stores to its commercial delivery program, bringing the total to 792 stores. As of April 24, 1999, the Company operated 1,576 stores in 39 states, Puerto Rico and the U.S. Virgin Islands and supplied approximately 725 independent dealers through the wholesale dealer network.

     Gross profit for the sixteen weeks ended April 24, 1999 was $231.7 million, or 34.6% of net sales, compared with $112.6 million, or 39.0% of net sales, in the sixteen weeks ended April 25, 1998. The decrease in the gross profit percentage resulted largely from the lower margins associated with the wholesale dealer network and the liquidation of certain product lines related to the Merchandise Conversion. Excluding the impact of the liquidation of certain product lines, the Company's gross profit percentage on Advance Auto Parts and Parts America stores would have increased as a result of generally better pricing and more favorable terms from its vendors as well as increased vendor support in the sixteen weeks ended April 24, 1999 compared to the sixteen weeks ended April 25, 1998. This increase in vendor support from long-term vendor agreements renegotiated as a result of the Western Merger, which will provide for price reductions on future purchases, has also resulted in deferred revenue for amounts from vendors that have not yet been earned.

     Selling, general, and administrative expenses, before expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation, increased to $231.1 million, or 34.5% of net sales, in the sixteen weeks ended April 24, 1999 from $98.3 million, or 34.0% of net sales, in the sixteen weeks ended April 25, 1998. The increase as a percentage of sales was due primarily to the increase in advertising costs and costs associated with the Company's national managers' conference. This increase was partially offset by a decrease in occupancy expense due to a higher percentage of owned locations. The Company recorded $16.9 million in integration and transition expenses and $0.6 million of non-cash compensation for the sixteen weeks ended April 24, 1999 and $14.0 million of Recapitalization expenses and $.8 million in private company expenses for the sixteen weeks ended April 25, 1998. Integration and transition expenses consist primarily of store and merchandise conversions, professional services, travel, training and project incentives.

     Operating income, as adjusted for expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation in the sixteen weeks ended April 24, 1999 was $0.7 million, or 0.1% of net sales, as compared to $14.3 million, or 4.9% of net sales, in the sixteen weeks ended April 25, 1998.

     EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation was $17.9 million in the sixteen weeks ended April 24, 1999, or 2.7% of net sales, as compared to $21.6 million, or 7.5% of net sales, in the sixteen weeks ended April 25, 1998. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one time expenses, expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the sixteen weeks ended April 24, 1999 was $15.9 million, or 2.4% of net sales, compared to $3.4 million, or 1.2% of net sales, in the sixteen weeks ended April 25, 1998. The increase in interest in the sixteen weeks ended April 24, 1999 was primarily due to the increase in debt related to the Recapitalization, the additional debt incurred in the Western Merger, increased borrowings under the Company's revolver and higher interest rates.

     Income tax benefit for the sixteen weeks ended April 24, 1999 was $9.3 million compared to a benefit of $1.7 million in the sixteen weeks ended April 25, 1998, with effective tax rates of 28.5% and 40.9%, respectively. This decrease in effective tax rate was primarily due to increases in permanent tax differences. The Company believes it will realize these tax benefits because of loss carrybacks to prior periods, reversal of temporary differences, tax planning strategies and anticipated future earnings.

     As a result of the above factors, the Company recorded a net loss of $23.4 million in the sixteen weeks ended April 24, 1999 as compared to a net loss of $2.4 million in the sixteen weeks ended April 25, 1998. As a percentage of net sales, net loss for the sixteen weeks ended April 24, 1999 was 3.5% as compared to 0.8% for the sixteen weeks ended April 25, 1998.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and the Western Merger. The Company has financed its growth through a combination of internally generated funds, borrowings and issuances of equity.

     The Company's new stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $400,000 per store. A substantial portion of these inventories are financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open between 80 and 100 new stores during fiscal year 1999. Additionally, the Parts America Conversion will require capital expenditures of approximately $80,000 and conversion expense of approximately $30,000 per store. Generally, Parts America stores carried approximately $100,000 more inventory (including support inventory in the distribution centers) than Advance Auto Parts stores. The Company expects to reduce the inventory levels in the Parts America stores to the Company's average over the next 9-15 months.

     For the sixteen weeks ended April 24, 1999, net cash used in operating activities was $67.3 million. Of this amount, $23.4 million was due to a net loss. Depreciation and amortization provided an additional $17.2 million of funds, amortization of deferred debt issuance costs provided an additional $1.1 million and $62.2 million was used in working capital and other purposes. Net cash used for investing activities was $27.1 million and was comprised primarily of net capital expenditures of approximately $29.2 million. Net cash provided by financing activities was $82.9 million and was comprised primarily of net borrowings and issuance of equity.

     The Company believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of April 24, 1999, the Company had outstanding indebtedness consisting of $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $301.0 million under its bank credit facility (the "Bank Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

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

     The Company has access to a total of $465.0 million through the Bank Credit Facility in addition to its operating cash flow. The Bank Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $26.3 million was available as of April 24, 1999, (iii) a $125.0 million delayed draw term loan (which was undrawn as of April 24, 1999), of which $50.0 million is available to the Company through October 15, 1999 and $75.0 million is available to the Company through April 15, 2001, and (iv) a $90.0 million deferred term loan facility, which was drawn at the closing of the Western Merger. As of June 7, 1999, the Company expects to fully draw the $50.0 million of the delayed draw term loan by June 11, 1999, which will be used to reduce the outstanding revolver balance. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. Until the delivery to the lenders of the Company's consolidated financial statements for the first four fiscal quarters after the closing of the Recapitalization, the interest rates under the delayed draw facilities and the revolver are based, at the option of the Company, on either a Eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. From and after the delivery of such consolidated financial statements, the interest rates under the delayed draw facilities and the revolver will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Bank Credit Facility). The initial margins will be 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B term loan and the deferred term loan facility is based, at the option of the Company, on a Eurodollar rate plus 2.50% or a base rate plus 1.50%.

     The Bank Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries; (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding, and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Bank Credit Facility with respect to (a) limits on annual aggregate capital expenditures,(b) a maximum leverage ratio, (c) a minimum interest coverage ratio, and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Bank Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Debentures commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Bank Credit Facility as of April 24, 1999.

     The loans under the Bank Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula, which is based on certain
percentages of the Company's inventories.   As of April 24, 1999, $237.3 million
was available under these facilities, net of $12.7 million outstanding for letters of credit. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion, the Parts America Conversion and funding of working capital. Borrowings under the Bank Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 360 days of such sale and (ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Bank Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future.

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

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company believes it has completed the identification of all necessary internal software changes required due to the Year 2000 issue. The Company has appointed an internal Year 2000 project manager and remediation team and has adopted a four phase approach of assessment, remediation, testing, and contingency planning. The scope of the project includes all internal software, hardware, operating systems, and assessment of risk to the business from vendors and other partners' Year 2000 issues. The assessment of all internal systems has been completed, the remediation and testing phases are in progress, and contingency planning for certain information technology systems has begun.

     The Company is utilizing internal and external resources to correct, replace, and test its software for Year 2000 compliance. The Company expects and plans to complete the Year 2000 project no later than August 1999. The total cost of the Year 2000 project is estimated at $5.2 million. Of that cost, approximately $2.5 million represents the purchase of new software and hardware, which will be capitalized. The remaining costs were or will be expensed as incurred during fiscal 1998 and 1999. As April 24, 1999, the Company has spent approximately $3.4 million on the Year 2000 project.

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

                          PART II.  OTHER INFORMATION


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


                              ADVANCE STORES COMPANY, INCORPORATED,
                              a Virginia corporation





June 8, 1999                  By: /s/ J. O'Neil Leftwich
                                  ----------------------
                                    J. O'Neil Leftwich
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)