Form 10-Q
period 1999-10-09
ADVANCE STORES CO INC
filed 1999-11-22
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 9, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.

                      Commission file number - 333-56013

                               _________________

                      ADVANCE STORES COMPANY, INCORPORATED
             (Exact name of registrant as specified in its charter)

                               _________________

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

Yes [X] No [_]
     As of November 22, 1999, the registrant had outstanding 536 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                 Twelve and Forty Weeks Ended October 9, 1999

                               TABLE OF CONTENTS



                                                                                                           Page
                                                                                                           ----
PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements of Advance Stores Company,
                  Incorporated and Subsidiaries (Unaudited)

                  Condensed Consolidated Balance Sheets as of October 9, 1999 and
                  January 2, 1999.........................................................................    1

                  Condensed Consolidated Statements of Operations for the Twelve and
                  Forty Week Periods Ended October 9, 1999 and October 10, 1998...........................    2

                  Condensed Consolidated Statements of Cash Flows for the Forty
                  Week Periods Ended October 9, 1999 and October 10, 1998.................................    3

                  Notes to Unaudited Condensed Consolidated Financial Statements..........................    4

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................   11

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings.......................................................................   20

          Item 6. Exhibits and Reports on Form 8-K........................................................   21

SIGNATURE.................................................................................................  S-1

             Advance Stores Company, Incorporated and Subsidiaries
                    Condensed Consolidated Balance Sheets
                      October 9, 1999 and January 2, 1999
                 (dollars in thousands, except per share data)

                                                                                    October 9,          January 2,
                                        Assets                                        1999                1999
                                        ------                                   -------------       -------------
                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                                    $      24,101       $      34,220
    Receivables, net                                                                   111,167              91,659
    Inventories                                                                        758,878             726,172
    Other current assets                                                                34,336              10,617
                                                                                 -------------       -------------
              Total current assets                                                     928,482             862,668
Property and equipment, net of accumulated depreciation of $141,169
    and $95,055                                                                        424,756             377,761
Other assets, net                                                                       19,583              21,087
                                                                                 -------------       -------------
                                                                                 $   1,372,821       $   1,261,516
                                                                                 =============       =============
                        Liabilities and Stockholder's Equity
                        ------------------------------------
Current liabilities:
    Bank overdrafts                                                              $      21,823       $      20,250
    Current portion of long-term debt                                                    2,209               1,026
    Accounts payable                                                                   328,170             356,750
    Accrued expenses                                                                   167,267             160,760
    Other current liabilities                                                           31,065              13,049
                                                                                 -------------       -------------
              Total current liabilities                                                550,534             551,835
                                                                                 -------------       -------------
Long-term debt                                                                         552,197             434,500
                                                                                 -------------       -------------
Deferred revenue                                                                        12,939               1,389
                                                                                 -------------       -------------
Other long-term liabilities                                                             53,446              52,781
                                                                                 -------------       -------------
Commitments and contingencies
Stockholder's equity:
    Common stock, Class A, voting, $100 par value; 5,000 shares
        authorized; 536 issued and outstanding                                              54                  54
    Additional paid-in capital                                                         273,598             273,598
    Other                                                                                1,684                 695
    Accumulated deficit                                                                (71,631)            (53,336)
                                                                                 -------------       -------------
              Total stockholder's equity                                               203,705             221,011
                                                                                 -------------       -------------
                                                                                 $   1,372,821       $   1,261,516
                                                                                 =============       =============

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these balance sheets.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
                  For the Twelve and Forty Week Periods Ended
                     October 9, 1999 and October 10, 1998
                            (dollars in thousands)
                                  (unaudited)

                                                                  Twelve Week Periods Ended        Forty Week Periods Ended
                                                                 ---------------------------      ---------------------------
                                                                 October 9,      October 10,       October 9,     October 10,
                                                                    1999            1998             1999            1998
                                                                 ----------      ----------       -----------     -----------
Net sales                                                        $  522,239      $  258,839       $ 1,733,727     $   802,839
Cost of sales                                                       318,740         160,464         1,098,155         493,289
                                                                 ----------      ----------       -----------     -----------
         Gross profit                                               203,499          98,375           635,572         309,550
Selling, general and administrative expenses                        188,752          81,189           623,554         259,889
Costs associated with the Recapitalization of the Parent                  -             225                 -          14,230
                                                                 ----------      ----------       -----------     -----------
         Operating income                                            14,747          16,961            12,018          35,431
                                                                 ----------      ----------       -----------     -----------
Other (expense) income:
      Interest expense                                              (12,156)         (8,287)          (40,673)        (20,108)
      Other, net                                                        162             470               254             589
                                                                 ----------      ----------       -----------     -----------
         Total other expense, net                                   (11,994)         (7,817)          (40,419)        (19,519)
                                                                 ----------      ----------       -----------     -----------
Income (loss) before provision (benefit) for income taxes             2,753           9,144           (28,401)         15,912
Provision (benefit) for income taxes                                  1,223           3,891           (10,106)          7,007
                                                                 ----------      ----------       -----------     -----------
Net income (loss)                                                $    1,530      $    5,253       $   (18,295)    $     8,905
                                                                 ==========      ==========       ===========     ===========

   The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                       For the Forty Week Periods Ended
                     October 9, 1999 and October 10, 1998
                            (dollars in thousands)
                                  (unaudited)


                                                                                Forty Week Periods Ended
                                                                          ------------------------------------
                                                                          October 9, 1999     October 10, 1998
                                                                          ---------------     ----------------
Cash flows (used in) provided by operating activities:
     Net (loss) income                                                           $(18,295)            $  8,905
     Adjustments to reconcile net (loss) income to net cash (used in)
        provided by operating activities:
         Depreciation                                                              43,677               19,993
         Amortization of stock option compensation                                    989                  243
         Amortization of deferred debt issuance costs                               2,525                1,283
         Amortization of interest on capital lease obligation                          61                    -
         (Benefit) provision for deferred income taxes                             (1,394)               1,287
         Net loss on sales of property and equipment                                    7                  100
         Net periodic postretirement benefit expense, net of payments
          made                                                                      2,170                  355
         Net increase in:
            Receivables, net                                                      (19,508)              (6,711)
            Inventories                                                           (32,521)             (82,846)
            Other                                                                 (18,699)              (9,015)
         Net (decrease) increase in:
            Accounts payable                                                      (28,580)              60,319
            Accrued expenses                                                         (785)              32,377
            Deferred revenue                                                       23,779                1,671
            Other                                                                  (5,906)                   -
                                                                                  -------             --------
               Net cash (used in) provided by operating activities                (52,480)              27,961
Cash used in investing activities:                                                -------             --------
     Purchases of property and equipment                                          (81,758)             (36,234)
     Proceeds from sales of property and equipment                                  1,496                4,156
     Western Merger, net of cash acquired                                            (372)                   -
     Other                                                                          1,091                  682
               Net cash used in investing activities                              -------             --------
                                                                                  (79,543)             (31,396)
                                                                                  -------             --------
Cash flows provided by financing activities:
     Increase (decrease) in bank overdrafts                                         1,573               (7,235)
     Proceeds from issuance of long-term debt                                           -                  575
     Payments on long-term debt                                                         -              (97,117)
     Borrowings under credit facilities                                           358,500              325,000
     Payments on credit facilities                                               (242,500)                  -
     Payment of debt issuance costs                                                  (930)             (17,717)
     Contributed capital from Advance Holding Corporation                               -               10,259
     Dividend paid to Advance Holding Corporation                                       -             (183,150)
     Other                                                                          5,261                2,313
                                                                                 --------             --------
               Net cash provided by financing activities                          121,904               32,928
                                                                                 --------             --------
Net (decrease) increase in cash and cash equivalents                              (10,119)              29,493
Cash and cash equivalents at beginning of period                                   34,220                7,447
                                                                                 --------             --------
Cash and cash equivalents at end of period                                       $ 24,101             $ 36,940
                                                                                 ========             ========
Supplemental cash flow information:
     Interest paid                                                               $ 29,775             $  8,271
     Income taxes paid, net of refunds received                                     5,880                6,222

Non-cash transactions:
     Obligations under capital lease                                                3,345                   -
     Debt issuance and acquisition costs accrued                                      186                1,239


   The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

            Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Forty Week Periods Ended October 9, 1999 and October 10, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


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

     The condensed consolidated balance sheet as of October 9, 1999, the condensed consolidated statements of operations for the 12-week and 40-week periods ended October 9, 1999 and October 10, 1998 and the statements of cash flows for the 40-week periods ended October 9, 1999 and October 10, 1998, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the 12-week and 40-week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Recent Accounting Pronouncements

     Effective January 3, 1999, the Company adopted the American Institute of Certified Public Accountant's Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize certain expenditures related to development of or obtaining computer software for internal use. The SOP was issued in March of 1998 and is effective for fiscal years beginning after December 15, 1998. The adoption of the SOP did not have a material effect on the Company's financial position or results of operations.

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

            Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Forty Week Periods Ended October 9, 1999 and October 10, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


2.   Receivables:

     Receivables consist of the following:

                                                  October 9,     January 2,
                                                     1999           1999
                                                  ----------     ----------
     Trade:
       Wholesale                                  $   20,989     $   26,463
       Retail                                         10,787          6,470
     Vendor                                           58,927         38,079
     Installment                                      12,636         11,311
     Related parties                                   7,658          6,236
     Employees                                           521            555
     Other                                             2,927          6,325
                                                  ----------     ----------
     Total receivables                               114,445         95,439
     Less - Allowance for doubtful accounts           (3,278)        (3,780)
                                                  ----------     ----------
     Receivables, net                             $  111,167     $   91,659
                                                  ==========     ==========

3.   Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at October 9, 1999 and January 2, 1999 were $45,132 and $41,168, respectively. Inventories consist of the following:

                                                  October 9,     January 2,
                                                     1999           1999
                                                  ----------     ----------
     Inventories at FIFO                          $  747,432     $  718,909
     Reserve to state inventories at LIFO             15,305         10,622
                                                  ----------     ----------
     Inventories at LIFO                             762,737        729,531
     Other reserves                                   (3,859)        (3,359)
                                                  ----------     ----------
                                                  $  758,878     $  726,172
                                                  ==========     ==========


4.   Western Merger:

     On November 2, 1998, the Company consummated a Plan of Merger (the Western Merger) with Sears, Roebuck and Co. (Sears) to acquire Western Auto Supply Company (Western) for $175,000 in cash and 11,474,606 shares of the Parent's common stock. Additionally, the Company agreed to share losses incurred by Sears as a result of the sale, or as a result of continuing the private label credit card programs up to a maximum of $10,000. Based on the sale of the private label credit card program, the Company has recorded the $10,000 as additional purchase price.

            Advance Stores Company, Incorporated and Subsidiariess
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Forty Week Periods Ended October 9, 1999 and October 10, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


          The Western Merger has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on fair values. In continuation of management's plan related to the Western Merger (Note 5), the Company recognized additional net liabilities of $2,167 during the third quarter of fiscal 1999. The charges primarily represent adjustments in store and other facility exit costs and pre-acquisition contingencies. During the third quarter of fiscal 1999, the Company also recognized $75 of acquisition costs associated with the Western Merger. The above items resulted in a reduction of negative goodwill of approximately $2,242, which resulted in an increase to property and equipment on the condensed consolidated balance sheet as of October 9, 1999.

     As of October 9, 1999, the Company finalized all purchase accounting related to the Western Merger. As such, aggregate negative goodwill of $4,667, resulting from excess fair value over the purchase price, has been allocated proportionately as a reduction to certain non-current assets, primarily property and equipment. A summary of the fair value of the net assets acquired and cash paid in the Western Merger follows:



          Fair value of assets acquired                          $  661,305
          Liabilities assumed                                      (278,319)
                                                                 ----------
                                                                    382,986
          Common stock issued                                      (193,003)
          Credit card liability                                     (10,000)
          Accrued acquisition costs                                    (137)
                                                                 ----------
          Cash paid, including acquisition costs of $4,846          179,846
          Less - Cash acquired                                       (6,000)
                                                                 ----------
          Net cash paid                                          $  173,846
                                                                 ==========

     Total acquisition costs related to the transaction were approximately $4,983, of which $137 is reflected in accrued liabilities at October 9, 1999.

5.   Restructuring Liabilities:

     Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying Statements of Operations. These expenses include estimated exit costs and write-offs of related leasehold improvements associated with the decision to close Advance Auto Parts stores in overlapping markets with certain Parts America Stores obtained in the Western Merger. From the date of the Western Merger through October 9, 1999, the Company closed 31 of these overlapping stores, of which 27 stores were included in the restructuring liability. During the third quarter of fiscal 1999, the Company made the decision to close or relocate seven leased stores as part of normal operations, four of which were closed as of October 9, 1999.

     In connection with the Western Merger, the Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of October 9, 1999, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

            Advance Stores Company, Incorporated and Subsidiariess
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Forty Week Periods Ended October 9, 1999 and October 10, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                                  Other Exit
                                                     Severance      Costs
                                                     ---------    ----------
     Balance, January 2, 1999                        $     682    $   14,773
     New provisions                                          -           890
     Reserves utilized                                    (599)       (4,825)
                                                     ---------    ----------
     Balance, October 9, 1999                        $      83    $   10,838
                                                     =========    ==========


As of the date of the Western Merger, management began to assess and formulate a plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facilities, to relocate certain Western administrative functions to the Company's headquarters and to terminate certain management, administrative and support employees of Western. As of October 9, 1999, the Company finalized its plan for termination of employees and closure of Parts America stores. The Company expects to complete the execution of the plan by the end of fiscal 1999. Since the date of the Western Merger, the Company has terminated 352 employees and closed 67 owned and leased Parts America stores, net of one relocation. Of the closed locations, 54 were leased properties accrued as part of the restructuring reserve.

     A reconciliation of activity with respect to these liabilities, which are included in accrued expenses and other long-term liabilities on the condensed consolidated balance sheets, is as follows:


                                                                    Other Exit
                                            Severance  Relocation     Costs
                                            ---------  ----------   ----------
     Balance, January 2, 1999               $   7,738  $      838   $   13,732
     Purchase accounting adjustments            3,893        (137)      (2,003)
     Reserves utilized                         (6,115)       (441)      (3,336)
                                            ---------  ----------    ---------
     Balance, October 9, 1999               $   5,516  $      260    $   8,393
                                            =========  ==========    =========

6.   Contingencies:

     In November 1997, a plaintiff, on behalf of himself and others similarly situated, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging misconduct in the sale of automobile batteries. The complaint seeks compensatory and punitive damages. The case is in the discovery stage and management plans a vigorous defense. In addition, three lawsuits were filed against the Company in July 1998, for a wrongful death relating to an automobile accident involving an employee of the Company. Management believes the financial exposure related to the automobile accident is covered by insurance.

     On November 1, 1999, the United States District Court of Appeals for the Sixth District reaffirmed the decisions of the United States District Court for the Western District of Kentucky. Those decisions held that the Company was entitled to exclusive use of the name "Advance Auto Parts" throughout the United States, except in Jefferson County, Kentucky, and that the Company was entitled to summary judgment in connection with various infringement and unfair competition claims brought by the appellant.

            Advance Stores Company, Incorporated and Subsidiariess
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Forty Week Periods Ended October 9, 1999 and October 10, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


     In January 1999, the Company was notified by the United States Environmental Protection Agency (EPA) that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970's and 1980's. The EPA has indicated the total cleanup costs for the site will be approximately $1,600. Management is continuing their investigation of the EPA notification. An estimate of the range of the Company's liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility.

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

7.   Related Parties:

     The following table presents the related party transactions with Sears as of October 9, 1999 and for the period from January 2, 1999 to October 9, 1999:


     Net sales to Sears                              $   3,790
     Shared services revenue                             2,001
     Shared services expense                             1,072
     Credit card fee expense                             1,800
     Receivables from Sears                              5,645
     Payables to Sears                                   2,805


     The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. Balances and transactions are as follows:


                                   October 9,        January 2,
                                      1999             1999
                                   ==========       ===========
Receivables from Parent            $   21,851       $     7,332
Payables to Parent                      3,302             1,195

                                   October 9,       October 10,
                                      1999             1998
                                   ==========       ===========
Interest expense                   $        -       $     1,915

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Forty Week Periods Ended October 9, 1999 and October 10, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


8.   Segment and Related Information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires entities to report financial and descriptive information related to segments within the organization.

     The Company has the following reportable segments: Advance Stores and Western. Advance Stores consist of the retail operations of the Company including the converted and non-converted Parts America stores. Western consists of wholesale operations, including distribution services to independent dealers and three franchisees, and 42 retail stores all operating under the "Western Auto" name.

     As of October 9, 1999, the Company continues to integrate the Western operations and formulate an appropriate management reporting approach for the Western operations. For the period from January 2, 1999 to October 9, 1999, management continued to receive and use financial information aggregated at the Western level in evaluating the performance of the acquired operations.

                                          October 9, 1999                               October 10, 1998
                             --------------------------------------------   ------------------------------------------
                                           Income (Loss)                                  Income Before
                                           Before Income                                     Income
                                 Net       Tax Provision      Segment           Net           Tax           Segment
   Twelve Weeks Ended           Sales      (Benefit) (c)     Assets (c)        Sales      Provision (c)    Assets (c)
----------------------------------------------------------------------------------------------------------------------
Advance Stores (a)           $   442,029     $   5,705      $ 1,217,527     $  258,839      $    9,144     $  607,242
Western (b)                       80,210        (2,952)         155,294              -               -              -
                             -----------     ---------      -----------     ----------      ----------     ----------
Consolidated                 $   522,239     $   2,753      $ 1,372,821     $  258,839      $    9,144     $  607,242
                             ===========     =========      ===========     ==========      ==========     ==========

   Forty Weeks Ended
----------------------------------------------------------------------------------------------------------------------

Advance Stores (a)           $ 1,420,464     $ (20,963)     $ 1,217,527     $  802,839      $   15,912     $  607,242
Western (b)                      313,263        (7,438)         155,294              -               -              -
                             -----------     ---------      -----------     ----------      ----------     ----------
Consolidated                 $ 1,733,727     $ (28,401)     $ 1,372,821     $  802,839      $   15,912     $  607,242
                             ===========     =========      ===========     ==========      ==========     ==========

(a) At October 9, 1999 and October 10, 1998, total revenues include approximately $53,174 and $33,553 for the twelve week periods ended and $155,532 and $101,702 for the forty week periods ended, respectively, related to revenues derived from commercial sales including existing Advance Auto Parts stores and Parts America stores after store level management information system conversion.

(b) During fiscal 1999, certain accounts and the corresponding activity related to the Parts America store operations were transferred to Advance Stores through a dividend to and the assumption of liabilities by Advance Stores.

(c) Excludes investment in and equity in net earnings or losses of subsidiaries.

             Advance Stores Company, Incorporated and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Forty Week Periods Ended October 9, 1999 and October 10, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


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

     Unaudited summarized combined financial information for Guarantor Subsidiaries is as follows:

                                               Twelve Week Periods Ended           Forty Week Periods Ended
                                             ------------------------------     ------------------------------
                                               October 9,      October 10,        October 9,      October 10,
                                              1999 (a)(b)        1998 (b)        1999 (a)(b)        1998 (b)
                                             --------------   -------------     --------------   -------------
     Net sales                                  $  82,195       $       -          $ 321,610        $       -
     Gross profit                                  27,297               -             90,844                -
     Royalty income from the Company                8,851           5,178             30,668           16,058
     Operating income                               6,897           5,170             25,620           16,039
     Net (loss)                                    (9,109)           (525)           (13,427)            (208)

                                               October 9,
                                              1999 (a)(b)
                                             --------------
               Current assets                  $  295,474
               Non-current assets                  80,196
               Current liabilities                147,888
               Non-current liabilities            683,931

(a) On January 2, 1999, the Board of Directors approved transferring the Parts America operations to the Company. This will be accomplished through a series of dividends of assets and assumptions of liabilities as such amounts are identified and segregated. Through October 9, 1999, net assets of approximately $339,000 have been transferred from Western to the Company in the form of dividends, net of liabilities assumed.

(b) Reflects push down of guaranteed debt, deferred debt issuance costs and related interest and amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Stores Company, Incorporated (the "Company"), a wholly-owned subsidiary of Advance Holding Corporation ("Holding"), is the second largest retailer of automotive parts and accessories in the United States. As of October 9, 1999, the Company had 1,601 stores in 39 states, Puerto Rico and the U.S. Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" names. Stores operating in Puerto Rico, the U.S. Virgin Islands and one store in each of California and Hawaii operating under the Western Auto name (the "Service Stores") offer automotive parts and accessories as well as service, repairs, tires and certain non-automotive goods. In addition, the Company supplies automotive parts, home products and various support services to approximately 690 independent stores in 48 states through the wholesale dealer network.

     The Company was formed in 1929. In the 1980s, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980s through the present, the Company has grown significantly through new store openings and strategic acquisitions. In 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial delivery program that supplies parts and accessories to third party automotive service and repair providers.

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

Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company or the retail industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

General

     During the first quarter of 1998, Holding consummated a recapitalization through the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayments of notes payable and long-term debt (the "Recapitalization"). Additionally, on November 2, 1998, Western Auto Supply Company merged into a subsidiary of the Company (the "Western Merger"). As a result of the Western Merger, the Company issued to WA Holding Co., a wholly owned subsidiary of Sears, Roebuck and Co. ("Sears"), 11,474,606 shares of Common Stock of Holding (the "Holding Common Stock") representing approximately 40.6% of the outstanding Holding Common Stock, in addition to cash and assumption of certain liabilities.

     As a result of the Western Merger, the Company added 612 auto parts stores in the United States. The Parts America stores were similar to the Advance Auto Parts stores in terms of size, format and product offerings. In addition, Western Auto Supply Company operated 38 auto parts and service stores in Puerto Rico and the U.S. Virgin Islands and one store in each of California and Hawaii under the "Western Auto" name (the "Service Stores"). The Service Stores offer automotive parts and accessories as well as service, repairs, tires and certain non-automotive goods. Western Auto Supply Company also supplied a wholesale dealer network in 48 states.

     Beginning in the fourth quarter of 1998, the Company undertook a major integration effort following the Western Merger. These integration efforts included merchandise conversion strategies, sales force integration, consolidation of duplicative stores and facilities, employee separations and relocations and the integration of the management information systems of the combined companies. From the date of the Western Merger through October 9, 1999, 352 employees have been terminated and 67 Parts America stores, 31 Advance Auto Parts stores and one distribution center have been closed. Subsequent to October 9, 1999, the Company closed the Service Store located in Hilo, Hawaii. Additionally, the integration of certain administrative functions associated with the Parts America stores, Service Stores, and the wholesale dealer network with the Company's headquarters is substantially complete. The Company expects to complete this integration plan by the end of fiscal 1999. As of October 9, 1999, the Company finalized all purchase accounting related to the Western Merger. Final purchase accounting adjustments in the third quarter related primarily to changes in store and other facility exit costs and pre-acquisition contingencies. As such, aggregate negative goodwill of $4.7 million resulting from the excess of fair value over purchase price has been allocated proportionately as a reduction to non-current assets.

     As of October 23, 1999, the Company completed the final phase of converting the Parts America stores to Advance Auto Parts stores (the "Parts America Conversion"). The Parts America Conversion changed certain merchandise lines (the "Merchandise Conversion"), store level management information systems (the "MIS Conversion"), and the format and name of the Parts America stores to conform with the Advance Auto Parts stores (the "Physical Conversion"). The Company does not plan to convert the Service Stores as part of the Parts America Conversion.

     The Company expects to achieve benefits from the Western Merger through improved product pricing and terms from vendors, consolidated advertising, distribution and corporate support efficiencies, and the closure of certain overlapping store locations. However, due to the Western Merger, the Company has incurred and expects to incur additional store closing, store conversion, distribution center conversion and system conversion expenses, other exit costs as part of the Parts America Conversion and other integration costs. The Company expects to incur additional integration costs through the fourth quarter of fiscal 1999 related primarily to store, distribution center and information system conversions. In addition, the Company, as part of its plan, will continue to liquidate at reduced prices certain SKU's carried in the Service Store inventory.

Results of Operations

     The following tables set forth the statement of operations data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                   Twelve Week Periods Ended        Forty Week Periods Ended
                                                     (dollars in thousands)          (dollars in thousands)
                                                          (unaudited)                     (unaudited)
                                                  ----------------------------    ----------------------------
                                                   October 9,     October 10,      October 9,     October 10,
                                                      1999           1998             1999           1998
                                                  ------------   -------------    ------------   -------------
Net sales                                           $ 522,239      $  258,839      $ 1,733,727     $  802,839
Cost of sales                                         318,740         160,464        1,098,155        493,289
                                                    ---------      ----------      -----------     ----------
Gross profit                                          203,499          98,375          635,572        309,550
Selling, general and administrative expenses          178,511          81,189          587,151        259,044
Expenses associated with Recapitalization                                 225              -           14,230
Expenses associated with merger integration            10,261             -             35,414            -
Expenses associated with private company                  -               -                -              845
Expenses associated with non-cash compensation            (20)            -                989            -
                                                    ---------      ----------      -----------     ----------
Operating income                                       14,747          16,961           12,018         35,431
                                                    ---------      ----------      -----------     ----------
Interest expense                                      (12,156)         (8,287)         (40,673)       (20,108)
Other, net                                                162             470              254            589
Provision (benefit) for income taxes                    1,223           3,891          (10,106)         7,007
                                                    ---------      ----------      -----------     ----------
Net income (loss)                                   $   1,530      $    5,253      $   (18,295)    $    8,905
                                                    =========      ==========      ===========     ==========


                                                    Twelve Week Periods Ended      Forty Week Periods Ended
                                                          (unaudited)                     (unaudited)
                                                  ----------------------------    ----------------------------
                                                   October 9,     October 10,      October 9,     October 10,
                                                      1999           1998             1999           1998
                                                  ------------   -------------    ------------   -------------
Net sales                                              100.0%         100.0%          100.0%         100.0%
Cost of sales                                           61.0           62.0            63.3           61.4
                                                    ---------      ----------      -----------     ----------
Gross profit                                            39.0           38.0            36.7           38.6
Selling, general and administrative expenses            34.2           31.4            33.9           32.3
Expenses associated with Recapitalization                 -             0.1              -             1.8
Expenses associated with merger integration              2.0             -              2.0             -
Expenses associated with private company                  -              -               -             0.1
Expenses associated with non-cash compensation          (0.0)            -              0.1             -
                                                    ---------      ----------      -----------     ----------
Operating income                                         2.8            6.5             0.7            4.4
                                                    ---------      ----------      -----------     ----------
Interest expense                                        (2.3)          (3.2)           (2.3)          (2.5)
Other, net                                               0.0            0.2             0.0            0.1
Provision (benefit) for income taxes                     0.2            1.5            (0.6)           0.9
                                                    ---------      ----------      -----------     ----------
Net income (loss)                                        0.3%           2.0%           (1.0%)          1.1%
                                                    =========      ==========      ===========     ==========

     Net sales consist primarily of comparable store net sales, new store net sales and, for the twelve and forty weeks ended October 9, 1999, sales at stores acquired in the Western Merger. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its Physical Conversion to an Advance Auto Parts store. The Company has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.

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

Twelve Weeks Ended October 9, 1999 Compared to Twelve Weeks Ended October 10,
1998

     Net sales for the twelve weeks ended October 9, 1999 were $522.2 million, an increase of $263.4 million over net sales for the twelve weeks ended October 10, 1998. The net sales increase was a result of the Western Merger, comparable store sales increase of 8.6% and new stores opened within the last year, despite the negative impact of hurricanes Dennis and Floyd. The comparable sales increase was due to the maturation of stores opened in 1997 and 1998, increased product availability, continued growth in the commercial sales program and the closure of certain Parts America stores in overlapping markets. Comparable store sales increased 7.2% for the twelve weeks ended October 10, 1998.

     During the twelve weeks ended October 9, 1999, the Company opened 27 new stores, relocated two stores, and closed 16 stores in addition to the stores closed due to relocations (14 of which were in connection with the Western Merger store closure program). Also, the Company added 80 stores to its commercial delivery program, bringing the total to 1,065 stores. As of October 9, 1999, the Company operated 1,601 stores in 39 states, Puerto Rico and the U.S. Virgin Islands and supplied approximately 690 independent dealers through the wholesale dealer network.

     Gross profit for the twelve weeks ended October 9, 1999 was $203.5 million, or 39.0% of net sales, compared with $98.4 million, or 38.0% of net sales, in the twelve weeks ended October 10, 1998. The increase in the gross profit percentage resulted from the realization of additional vendor support and price reductions from purchasing synergies as a result of the Western Merger, offset in part by additional shrinkage recorded in the third quarter of fiscal 1999 associated with the Parts America Conversion.

     Selling, general and administrative expenses, before expenses associated with the merger integration and non-cash compensation, increased to $178.5 million, or 34.2% of net sales, in the twelve weeks ended October 9, 1999 from $81.2 million, or 31.4% of net sales, in the twelve weeks ended October 10, 1998. The increase as a percentage of sales was due primarily to higher store labor and advertising costs. This increase was partially offset by a decrease in occupancy expense, resulting from a higher percentage of owned locations. The Company recorded $10.3 million in merger integration and transition expenses for the twelve weeks ended October 9, 1999. Merger integration and transition expenses consisted primarily of store, merchandise and information system conversions.

     Operating income, as adjusted for expenses associated with the merger integration and non-cash compensation, in the twelve weeks ended October 9, 1999 was $25.0 million, or 4.8% of net sales, as compared to $17.0 million, or 6.5% of net sales, in the twelve weeks ended October 10, 1998.

     EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the Recapitalization, merger integration and non-cash compensation, was $39.3 million in the twelve weeks ended October 9, 1999, or 7.5% of net sales, as compared to $23.7 million, or 9.1% of net sales, in the twelve weeks ended

October 10, 1998. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with the merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the twelve weeks ended October 9, 1999 was $12.2 million, or 2.3% of net sales, compared to $8.3 million, or 3.2% of net sales, in the twelve weeks ended October 10, 1998. The increase in interest expense in the twelve weeks ended October 9, 1999 was primarily due to the additional debt incurred in the Western Merger, increased borrowings under the Company's revolving and delayed draw credit facilities and higher interest rates.

     Income tax provision for the twelve weeks ended October 9, 1999 was $1.2 million compared to $3.9 million in the twelve weeks ended October 10, 1998. The decrease was primarily due to the decrease in income before taxes.

     As a result of the above factors, the Company recorded net income of $1.5 million in the twelve weeks ended October 9, 1999 as compared to $5.3 million in the twelve weeks ended October 10, 1998. As a percentage of net sales, net income for the twelve weeks ended October 9, 1999 was 0.3% as compared to 2.0% for the twelve weeks ended October 10, 1998.

Forty Weeks Ended October 9, 1999 Compared to Forty Weeks Ended October 10, 1998

     Net sales for the Forty weeks ended October 9, 1999 were $1,733.7 million, an increase of $930.9 million over net sales for the forty weeks ended October 10, 1998. The net sales increase was a result of the Western Merger, comparable store sales increase of 11.4% and new stores opened within the last year. The comparable sales increase was due to the maturation of stores opened in 1997 and 1998, increased product availability, continued growth in the commercial sales program and the closure of certain Parts America stores in overlapping markets. Comparable store sales increased 7.0% for the forty weeks ended October 10, 1998.

     During the forty weeks ended October 9, 1999, the Company opened 82 new stores, reopened one closed location, relocated seven stores, and closed 45 stores in addition to the stores closed due to relocations (33 of which were overlapping Parts America and Advance Auto Parts stores closed in connection with the Western Merger.). Also, the Company added 533 stores to its commercial delivery program, bringing the total to 1,065 stores. As of October 9, 1999, the Company operated 1,601 stores in 39 states, Puerto Rico and the U.S. Virgin Islands and supplied approximately 690 independent dealers through the wholesale dealer network.

     Gross profit for the forty weeks ended October 9, 1999 was $635.6 million, or 36.7% of net sales, compared with $309.6 million, or 38.6% of net sales, in the forty weeks ended October 10, 1998. The decrease in the gross profit percentage resulted largely from the lower margins associated with the wholesale dealer network, the liquidation of certain product lines related to the Merchandise Conversion and shrinkage associated with the Parts America Conversion. Excluding the impact of the above, the Company's gross profit percentage on Advance Auto Parts and Parts America stores would have increased as a result of generally better pricing and more favorable terms from its vendors as well as increased vendor support in the forty weeks ended October 9, 1999 compared to the forty weeks ended October 10, 1998. This increase in vendor support from long-term vendor agreements entered into as a result of the Western Merger will also provide for price reductions on future purchases and has resulted in deferred revenue for amounts from vendors that have not yet been earned.

     Selling, general and administrative expenses, before expenses associated with the Recapitalization, merger integration, private company and non-cash compensation, increased to $587.2 million, or 33.9% of net sales, in the forty weeks ended October 9, 1999 from $259.0 million, or 32.3% of net sales, in the forty weeks ended October 10, 1998. The increase as a percentage of sales was due primarily to higher store labor costs, the increase in advertising costs and costs associated with the Company's national managers' conference. This increase was partially offset by a decrease in occupancy expense, resulting from a higher percentage of owned locations. The Company recorded $35.4 million in merger integration and transition expenses and $1.0 million of non-cash compensation for the forty weeks ended October 9, 1999 and $14.2 million of Recapitalization expenses and $0.8 million in private company expenses for the forty weeks ended October 10, 1998. Merger integration and transition expenses consisted primarily of store and Merchandise Conversions, professional services, travel, training and project incentives.

     Operating income, as adjusted for expenses associated with the Recapitalization, merger integration, private company and non-cash compensation, in the forty weeks ended October 9, 1999 was $48.4 million, or 2.8% of net sales, as compared to $50.5 million, or 6.3% of net sales, in the forty weeks ended October 10, 1998.

     EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the Recapitalization, merger integration, private company and non-cash compensation, was $92.1 million in the forty weeks ended October 9, 1999, or 5.3% of net sales, as compared to $70.5 million, or 8.8% of net sales, in the forty weeks ended October 10, 1998. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one time expenses, expenses associated with the Recapitalization, merger integration, private company and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the forty weeks ended October 9, 1999 was $40.7 million, or 2.3% of net sales, compared to $20.1 million, or 2.5% of net sales, in the forty weeks ended October 10, 1998. The increase in interest expense in the forty weeks ended October 9, 1999 was primarily due to the increase in debt related to the Recapitalization, the additional debt incurred in the Western Merger, increased borrowings under the Company's revolving and delayed draw credit facilities and higher interest rates.

     Income tax benefit for the forty weeks ended October 9, 1999 was $10.1 million compared to an expense of $7.0 million in the forty weeks ended October 10, 1998. This decrease was primarily due to the decrease in income before income taxes. The Company believes it will realize these tax benefits because of loss carrybacks to prior periods, reversal of temporary differences, tax planning strategies and anticipated future earnings.

     As a result of the above factors, the Company recorded a net loss of $18.3 million in the forty weeks ended October 9, 1999 as compared to net income of $8.9 million in the forty weeks ended October 10, 1998. As a percentage of net sales, net loss for the forty weeks ended October 9, 1999 was 1.0% as compared to net income of 1.1% for the forty weeks ended October 10, 1998.

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

     The Company's new stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $400,000 per store. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open approximately 100 new stores during fiscal year 1999 and anticipates opening up to 150 new stores in fiscal 2000. Additionally, the Parts America Conversion required capital expenditures of approximately $65,000 and conversion expense of approximately $30,000 per store. Generally at the Western Merger date, Parts America stores carried approximately $100,000 more inventory (including support inventory in the distribution centers) than Advance Auto Parts stores. The Company expects to reduce the inventory levels in the Parts America stores to the Company's average over the next three to nine months.

     For the forty weeks ended October 9, 1999, net cash used in operating activities was $52.5 million. Of this amount, $18.3 million was due to a net loss. Depreciation provided an additional $43.7 million of funds, amortization of deferred debt issuance costs provided an additional $2.5 million and $80.4 million was used in working capital and other purposes, consisting primarily of increases in inventory and receivables and a decrease in accounts payable. Net cash used for investing activities was $79.5 million and was comprised primarily of net capital expenditures of approximately $80.3 million. Net cash provided by financing activities was $121.9 million and was comprised primarily of net borrowings.

     The Company believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of October 9, 1999, the Company had outstanding indebtedness consisting of $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $341.0 million under its bank credit facility (the "Bank Credit Facility"), $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB") and $3.3 million of obligation under a capital lease.

     The Senior Subordinated Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal payments until maturity in April 2008. The Indenture governing the Senior Subordinated Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries and restrict the Company from engaging in certain mergers or consolidations and sell assets. The $10.0 million principal amount IRB bears interest at a variable rate and will require no principal payments until maturity in November 2002.

     The Company has access to a total of $465.0 million through the Bank Credit Facility in addition to its operating cash flow. The Bank Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver, subject to a borrowing base as described below, with maximum borrowings including letters of credit of approximately $125.0 million, of which $56.7 million was available as of October 9, 1999, (iii) a $125.0 million delayed draw term loan, subject to a borrowing base as described below, of which $55.0 million was available to the Company through April 15, 2001, and (iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The availability under the revolver and the delayed draw term loan is limited to borrowings that will allow the Company to remain in compliance with debt covenants. As of October 9, 1999, availability was limited to an aggregate of $35.0 million under the revolver and delayed draw term loan. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Bank Credit Facility). The initial margins will be 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B term loan and the deferred term loan facility is based, at the option of the Company, on a Eurodollar rate plus 2.50% or a base rate plus 1.50%.

     The Bank Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries; (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding, and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Bank Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Bank Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Debentures commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Bank Credit Facility as of October 9, 1999.

     The loans under the Bank Credit Facility are secured by a first priority security interest in all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories. As of October 9, 1999, $237.7 million was available under these facilities, net of $12.3 million outstanding for letters of credit. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion, the Parts America Conversion and funding of working capital. Borrowings under the Bank Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for
(i) reinvestment of certain asset sale proceeds within 360 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Bank Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future.

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

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company believes it has completed the identification of all necessary internal software changes required due to the Year 2000 issue. During fiscal year 1998, the Company appointed an internal Year 2000 project manager and remediation team and adopted a four phase approach of assessment, remediation, testing, and contingency planning. The scope of the project included all internal software, hardware, operating systems, and assessment of risk to the business from vendors and other partners' Year 2000 issues. The assessment of all internal systems, the remediation and testing phases are complete. Contingency planning for certain information technology systems and business processes has been completed.

     The Company has utilized internal and external resources to correct, replace, and test its software and equipment for Year 2000 compliance. As of August 31, 1999, the Company completed substantially all reprogramming required to permit the proper functioning of all-internal computer systems and equipment, including the testing of such systems and equipment that will be operational on December 31, 1999. The total cost of the Year 2000 project is estimated at $6.2 million. Of that cost, approximately $2.5 million represents the purchase of new software and hardware, which will be capitalized. The remaining costs were or will be expensed as incurred during fiscal 1998 and 1999. As of October 9, 1999, the Company has spent approximately $4.7 million on the Year 2000 project.

     The Company's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruptions. Possible Year 2000 worst case scenarios include the interruption of significant parts of the Company's business as a result of critical information systems failure or the failure of vendors, distributors or service providers. Since these possibilities cannot be eliminated, ongoing communications have been established with almost all vendors and other partners to monitor their progress in resolving Year 2000 issues, most of which the Company believes are making substantial progress. However, the Company cannot guarantee Year 2000 related systems issues of its business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect.

     The Company has developed contingency plans in the event a business interruption caused by Year 2000 problems should occur. For certain information technology systems and business functions, contingency plans are in place. Elements of the Company's contingency plans include switching of vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

     The cost and time estimated for the Year 2000 project are based on the Company's best estimates. There can be no guarantee these estimates will be achieved or planned results will be achieved. Risks factors include, but are not limited to, the retention of internal and external resources dedicated to the project, the timely delivery of software corrections from external vendors, and the successful completion of key business partners' Year 2000 projects.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 1, 1999, the United States District Court of Appeals for the Sixth District reaffirmed the decisions of the United States District Court for the Western District of Kentucky. Those decisions held that the Company was entitled to exclusive use of the name "Advance Auto Parts" throughout the United States, except in Jefferson County, Kentucky, and that the Company was entitled to summary judgment in connection with various infringement and unfair competition claims brought by the appellant.

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


                                 ADVANCE STORES COMPANY, INCORPORATED
                                 a Virginia corporation


November 22, 1999                By: /s/ J. O'Neil Leftwich
                                    ______________________________________
                                      J. O'Neil Leftwich
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)