Form 10-Q
period 2000-04-22
ADVANCE STORES CO INC
filed 2000-06-02
CIK 1061890

================================================================================
================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 22, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [_]

     As of June 2, 2000, the registrant had outstanding 538 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                   Sixteen Week Period Ended April 22, 2000

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I.      FINANCIAL INFORMATION

             Item 1.   Condensed Consolidated Financial Statements of Advance Stores Company,
                       Incorporated and Subsidiaries

                       Condensed Consolidated Balance Sheets as of April 22, 2000 and
                       January 1, 2000..............................................................    1

                       Condensed Consolidated Statements of Operations for the Sixteen
                       Week Periods Ended April 22, 2000 and April 24, 1999.........................    2

                       Condensed Consolidated Statements of Cash Flows for the
                       Sixteen Week Periods Ended April 22, 2000 and April 24, 1999.................    3

                       Notes to the Condensed Consolidated Financial Statements.....................    4

             Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations........................................................   10

             Item 3.   Quantitative and Qualitative Disclosures About Market Risks..................   17

PART II.     OTHER INFORMATION

             Item 1.   Legal Proceedings............................................................   18
             Item 2.   Changes in Securities and Use of Proceeds....................................   18
             Item 6.   Exhibits and Reports on Form 8-K.............................................   18
SIGNATURE...........................................................................................  S-1

             Advance Stores Company, Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets
                      April 22, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)



                                                                                          April 22,                  January 1,
                                          Assets                                            2000                        2000
                                          ------                                         -----------                ------------
                                                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                                           $    15,803               $     22,577
    Receivables, net                                                                        107,115                    100,442
    Inventories                                                                             764,816                    749,447
    Other current assets                                                                     19,798                     15,268
                                                                                        -----------               ------------
              Total current assets                                                          907,532                    887,734
Property and equipment, net of accumulated depreciation of $163,949
    and $146,647                                                                            395,957                    402,476
Assets held for sale                                                                         29,357                     29,694
Other assets, net                                                                            20,903                     24,974
                                                                                        -----------               ------------
                                                                                        $ 1,353,749               $  1,344,878
                                                                                        ===========               ============

                           Liabilities and Stockholder's Equity
                           ------------------------------------
Current liabilities:
    Bank overdrafts                                                                     $    18,216               $     12,182
    Current portion of long-term debt                                                         2,000                      3,665
    Accounts payable                                                                        363,062                    341,188
    Accrued expenses                                                                        121,791                    148,215
    Other current liabilities                                                                31,464                     26,172
                                                                                        -----------               ------------
            Total current liabilities                                                       536,533                    531,422
                                                                                        -----------               ------------
Long-term debt                                                                              556,500                    560,302
                                                                                        -----------               ------------
Other long-term liabilities                                                                  54,826                     50,626
                                                                                        -----------               ------------
Commitments and contingencies
Stockholder's equity:
    Common stock, Class A, voting, $100 par value; 5,000 shares
        authorized; 538 and 536 issued and outstanding                                           54                         54
    Additional paid-in capital                                                              275,654                    273,598
    Other                                                                                     2,129                      1,777
    Accumulated deficit                                                                    (71,947)                   (72,901)
                                                                                        -----------               ------------
            Total stockholder's equity                                                      205,890                    202,528
                                                                                        -----------               ------------
                                                                                        $ 1,353,749               $  1,344,878
                                                                                        ===========               ============

  The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
                      For the Sixteen Week Periods Ended
                       April 22, 2000 and April 24, 1999
                            (dollars in thousands)
                                  (unaudited)

                                                                                              Sixteen Week Periods Ended
                                                                                            -------------------------------
                                                                                             April 22,         April 24,
                                                                                                2000              1999
                                                                                            --------------   --------------
Net sales                                                                                    $  677,582       $   670,453
Cost of sales                                                                                   418,607           444,092
                                                                                            --------------   --------------
         Gross profit                                                                           258,975           226,361
Selling, general and administrative expenses                                                    239,791           243,363
                                                                                            --------------   --------------
         Operating income (loss)                                                                 19,184           (17,002)
Other (expense) income:
      Interest expense                                                                          (17,821)          (15,909)
      Other, net                                                                                    170               187
                                                                                            --------------   --------------
         Total other expense, net                                                               (17,651)          (15,722)
                                                                                            --------------   --------------

Income (loss) before provision (benefit) for income taxes                                         1,533           (32,724)
Provision (benefit) for income taxes                                                                579            (9,330)
                                                                                            --------------   --------------
Net income (loss)                                                                             $     954      $    (23,394)
                                                                                            ==============   ==============

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                      For the Sixteen Week Periods Ended
                       April 22, 2000 and April 24, 1999
                            (dollars in thousands)
                                  (unaudited)

                                                                                                    Sixteen Week Periods Ended
                                                                                     -----------------------------------------------
                                                                                          April 22, 2000            April 24, 1999
                                                                                     ---------------------      --------------------
Cash flows used in operating activities:
     Net income (loss)                                                                  $          954            $      (23,394)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                                           19,234                    17,223
         Amortization of stock option compensation                                                 352                       557
         Amortization of deferred debt issuance costs                                              934                     1,118
         Amortization of interest on capital lease obligation                                       42                         -
         Provision (benefit) for deferred income taxes                                             310                    (5,130)
         Net loss on sales of property and equipment                                               310                        75
         Net increase in:
            Receivables, net                                                                    (6,670)                  (56,656)
            Inventories                                                                        (15,369)                  (83,000)
            Other assets                                                                        (1,703)                   (8,401)
         Net increase (decrease) in:
            Accounts payable                                                                    21,874                    93,841
            Accrued expenses                                                                   (28,139)                  (25,600)
            Other liabilities                                                                    4,248                    22,036
                                                                                     ---------------------      --------------------
               Net cash used in operating activities                                            (3,623)                  (67,331)
                                                                                     ---------------------      --------------------
Cash flows used in investing activities:
     Purchases of property and equipment
                                                                                               (12,692)                  (29,224)
     Other                                                                                       1,294                     2,144
                                                                                     ---------------------      --------------------
               Net cash used in investing activities                                           (11,398)                  (27,080)
                                                                                     ---------------------      --------------------
Cash flows provided by financing activities:
     Increase in bank overdrafts                                                                 6,034                     5,453
     Borrowings under credit facilities                                                        155,200                   150,500
     Payments on credit facilities                                                            (157,200)                  (74,500)
     Payment of debt issuance costs                                                                  -                      (627)
     Proceeds from issuance of Class A common stock                                              2,053                         -
     Other                                                                                       2,160                     2,071
                                                                                     ---------------------      --------------------
               Net cash provided by financing activities                                         8,247                    82,897
                                                                                     ---------------------      --------------------
Net decrease in cash and cash equivalents                                                       (6,774)                  (11,514)
Cash and cash equivalents at beginning of period                                                22,577                    34,220
                                                                                     ---------------------      --------------------
Cash and cash equivalents at end of period                                              $       15,803            $       22,706
                                                                                     ======================     ====================
Supplemental cash flow information:
     Interest paid                                                                      $       20,037            $       16,764
     Income taxes paid, net of refunds received                                                    190                     1,581
Non-cash transactions:
     Conversion of  capital lease obligation                                            $        3,509            $            -
     Debt issuance and acquisition costs accrued                                                     -                       446


  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


1.   Basis of Presentation:

     Advance Stores Company, Incorporated is a wholly owned subsidiary of Advance Holding Corporation (the "Parent"). The accompanying condensed consolidated financial statements include the accounts of Advance Stores Company, Incorporated and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated balance sheet as of April 22, 2000, the condensed consolidated statements of operations for the 16-week periods ended April 22, 2000 and April 24, 1999 and the condensed consolidated statements of cash flows for the 16-week periods ended April 22, 2000 and April 24, 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 1, 2000.

     The results of operations for the 16-week period are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or the results of its operations.

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

     Reclassifications

     Certain 1999 amounts have been reclassified to conform with their 2000 presentation.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)

2.   Receivables:

     Receivables consist of the following:

                                                                                 April 22,              January 1,
                                                                                   2000                    2000
                                                                             ----------------        --------------
                                                                                (unaudited)
                Trade:
                   Wholesale                                                     $     32,809        $     22,221
                    Retail                                                             12,685              10,525
                Vendor                                                                 43,778              47,405
                Installment                                                            13,343              13,616
                Related parties                                                         5,196               6,970
                Employees                                                                 252                 348
                Other                                                                   3,277               3,481
                                                                             ----------------        --------------
                Total receivables                                                     111,340             104,566
                Less - Allowance for doubtful accounts                                 (4,225)             (4,124)
                                                                             ----------------        --------------
                Receivables, net                                                $     107,115        $    100,442
                                                                             ================        ==============

3.   Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at April 22, 2000 and January 1, 2000 were $50,535 and $49,252, respectively. Inventories consist of the following:

                                                                   April 22,               January 1,
                                                                     2000                     2000
                                                                 --------------          -------------
                                                                  (unaudited)
Inventories at FIFO                                               $  752,446               $  735,762
Reserve to state inventories at LIFO                                  12,370                   13,685
                                                                 --------------          -------------
Inventories at LIFO                                               $  764,816               $  749,447
                                                                 ==============          =============

4.   Restructuring Liabilities:

     In November 1998, the Company consummated a plan of merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears") to acquire Western Auto Supply Company ("Western"). The Company's restructuring activities relate to the settlement of restructuring activities undertaken as a result of the Western Merger and the ongoing analysis of the profitability of store locations. Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first quarter of fiscal 2000, the Company closed two stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 13 additional stores not meeting profitability objectives, 12 of which were closed during the first quarter of fiscal 2000. The Company expects to close the remaining facilities during fiscal 2000.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


     The Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of April 22, 2000, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments. The Company actively pursues subleasing these closed stores, including certain service bays in stores obtained through the Western Merger that are currently not involved in the production of revenue.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                                       Other Exit
                                                              Severance                  Costs
                                                           ----------------        -----------------
Balance, January 1, 2000                                          $     18               $    9,963
New provisions                                                           -                    1,205
Change in estimates                                                                             243
Reserves utilized                                                      (14)                  (1,996)
                                                           ----------------        -----------------
Balance, April 22, 2000 (unaudited)                               $      4               $    9,415
                                                           ================        =================

     The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

     Additionally, as a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of April 22, 2000, all employees have been terminated and all leased stores have been closed.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                         Other Exit
                                                     Severance             Costs
                                                 ----------------     ---------------
Balance, January 1, 2000                              $    3,510          $    7,825
Change in estimates                                            -                 (77)
Reserves utilized                                         (1,616)               (732)
                                                 ----------------     ---------------
Balance, April 22, 2000 (unaudited)                   $    1,894          $    7,016
                                                 ================     ===============

     The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

5.   Contingencies:

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

     The Company is also involved in various other claims, lawsuits and environmental issues arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)

6.   Related Parties:

     The following table presents the related party transactions with Sears included in the condensed consolidated statements of operations for the sixteen week periods ended April 22, 2000 and April 24, 1999 and the condensed consolidated balance sheets as of April 22, 2000 and January 1, 2000:


                                                             Sixteen Week Periods Ended
                                                     -----------------------------------------
                                                       April 22, 2000         April 24, 1999
                                                     ------------------     ------------------
                                                       (unaudited)               (unaudited)
Net sales to Sears                                      $     2,086           $     1,052
Shared services revenue                                           -                 1,079
Shared services expense                                           -                   744
Credit card fee expense                                         128                   885
Sears Logistic Systems fee expense                               38                     -


                                                       April 22, 2000        January 1, 2000
                                                     ------------------     ------------------
                                                       (unaudited)
Receivables from Sears                                  $     4,863           $     6,625
Payables to Sears                                             1,163                 4,304


     The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. Balances and transactions are as follows:


                                                  April 22,           January 1,
                                                    2000                2000
                                             -----------------   -----------------
                                                 (unaudited)
Receivables from Parent                            $   13,665          $   23,298
Payables to Parent                                      7,490              17,386

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


7.   Segment and Related Information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires entities to report financial and descriptive information related to segments within the organization.

     The Company has the following operating segments: Retail and Wholesale. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers, franchisees and one Company-owned store in California all operating under the "Western Auto" trade name. The California store location approximates 10% of the total Wholesale segment revenues.

     Prior to January 1, 2000, management received and used financial information at the Advance Stores and consolidated Western levels. The Advance Stores segment consisted of the same operations described above and the Western segment consisted of the "Western Auto" retail locations and wholesale operations described above.

     The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.

Sixteen Weeks Ended
April 22, 2000 (unaudited)                    Retail            Wholesale           Totals
----------------------------------------------------------------------------------------------
Net sales                                       $ 625,069           $  52,513      $  677,582
Loss before provision
    for income taxes                                3,475             (1,942)           1,533
Segment assets (b)                              1,277,664              76,085       1,353,749

Sixteen Weeks Ended
April 24, 1999 (unaudited)                         Retail       Wholesale (a)          Totals
----------------------------------------------------------------------------------------------
Net sales                                       $ 587,506           $  82,947      $  670,453
Loss before provision
    for income taxes                             (25,882)             (6,842)        (32,724)
Segment assets (b)                              1,268,059             141,843       1,409,902

(a) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to the Retail segment through a dividend to Retail.

(b)  Excludes investment in equity in net earnings or losses of subsidiaries.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


8.   Consolidated Subsidiaries:

     The Company has wholly owned subsidiaries, LARALEV, INC., Advance Trucking Corporation and Western (the "Guarantor Subsidiaries") that are guarantors of the Company's subordinated notes, term loan facility and revolving credit facility. The guarantees are joint and several in addition to full and unconditional. LARALEV, INC. holds certain trademarks, trade names and other intangible assets for which it receives royalty income from the Company. Advance Trucking Corporation is a wholly owned subsidiary that holds substantially all of the Company's inventory delivery vehicles. Advance Trucking Corporation became a guarantor subsidiary in the second quarter of fiscal 1999. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries. The Company has not presented separate financial statements for the subsidiaries because management has determined that such information is not material to investors.

     Unaudited summarized combined financial information for Guarantor Subsidiaries is as follows:

                                                        Sixteen Week Periods Ended
                                                  ---------------------------------------
                                                      April 22,             April 24,
                                                      2000 (b)            1999 (a) (b)
                                                  -----------------     -----------------
                                                  (unaudited)                 (unaudited)
Net sales                                           $   111,055          $   144,357
Gross profit                                             27,694               28,376
Royalty income from the Company                          11,396               10,583
Operating income                                          9,087                6,549
Net loss                                                (3,644)              (7,513)

                                                      April 22,            January 1,
                                                       2000 (b)           2000 (a) (b)
                                                  -----------------     -----------------
                                                     (unaudited)
Current assets                                      $   328,966          $   282,419
Non-current assets                                       60,577               82,390
Current liabilities                                     258,184              238,924
Non-current liabilities                                 683,882              662,302

(a) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations were transferred to Advance Stores through a dividend to Advance Stores.

(b) Reflects the push down of guaranteed debt, deferred debt issuance costs and related interest and amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Advance Stores Company, Incorporated (the "Company") is a wholly owned subsidiary of Advance Holding Corporation ("Holding"). As of April 22, 2000, the Company had 1,647 stores in 37 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 630 independently owned dealer stores and three franchisees in 48 states and one Company-owned retail store in California all operating under the "Western Auto" trade name (the "Wholesale" segment).

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

     The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the first quarter of fiscal 2000, the Company closed two stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 13 additional stores not meeting profitability objectives, 12 of which were closed during the first quarter of fiscal 2000.

     During the first quarter of fiscal 2000, the Company announced and finalized a plan to partner with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that operates independently from its partners and will utilize the Company's and CSK's existing logistic systems to support its web-based operations. The Company contributed the use of the "Parts America" domain name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company expects to begin selling products to PartsAmerica.com by the third quarter of fiscal 2000.

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

                                                                                Sixteen Week Periods Ended
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
                                                                        -------------------------------------------
                                                                             April 22,                April 24,
                                                                               2000                     1999
                                                                        -------------------     --------------------
Net sales                                                               $     677,582           $     670,453
Cost of sales                                                                 418,607                 444,092
                                                                           ----------              ----------
Gross profit                                                                  258,975                 226,361
Selling, general and administrative expenses                                  239,439                 225,888
                                                                           ----------              ----------
Operating income, as adjusted                                                  19,536                     473
Expenses associated with merger integration                                         -                  16,918
Expenses associated with non-cash compensation                                    352                     557
                                                                           ----------              ----------
Operating income (loss), as reported                                           19,184                 (17,002)
                                                                           ----------              ----------
Interest expense                                                             (17,821)                (15,909)
Other, net                                                                        170                    187
Provision (benefit) for income taxes                                              579                 (9,330)
                                                                           ----------              ----------
Net income (loss)                                                         $       954          $     (23,394)
                                                                           ==========              ==========

                                                                                  Sixteen Week Periods Ended
                                                                                          (unaudited)
                                                                            --------------------------------------
                                                                                April 22,               April 24,
                                                                                  2000                    1999
                                                                            ---------------        ---------------
Net sales                                                                           100.0 %                 100.0 %
Cost of sales                                                                        61.8                    66.2
                                                                            ---------------        ---------------
Gross profit                                                                         38.2                    33.8
Selling, general and administrative expenses                                         35.3                    33.7
                                                                            ---------------        ---------------
Operating income, as adjusted                                                         2.9                     0.1
Expenses associated with merger integration                                             -                     2.5
Expenses associated with non-cash compensation                                        0.1                     0.1
                                                                            ---------------        ---------------
Operating income (loss), as reported                                                  2.8                    (2.5)
                                                                            ---------------        ---------------
Interest expense                                                                     (2.6)                   (2.4)
Other, net                                                                            0.0                     0.0
Provision (benefit) for income taxes                                                  0.1                    (1.4)
                                                                            ---------------        ---------------
Net income (loss)                                                                     0.1 %                  (3.5)%
                                                                            ===============        ===============

     Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales and net sales to the wholesale dealer network. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the date of opening. Additionally, each converted Parts America store is included in the comparable store net sales calculation after thirteen complete accounting periods following its conversion to an Advance Auto Parts store. The Company has historically not included the Service Stores in the comparable store net sales calculation.

     The Company's cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Service Stores. Gross profit as a percentage of net sales may be affected by variations in the Company's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, depreciation and amortization, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Sixteen Weeks Ended April 22, 2000 Compared to Sixteen Weeks Ended April 24,
1999

     Net sales for the sixteen weeks ended April 22, 2000 were $677.6 million, an increase of $7.1 million or 1.1% over net sales for the sixteen weeks ended April 24, 1999. Net sales for the Retail segment increased $37.5 million or 6.4%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 4.4%, contributions from new stores opened with the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable sales increase of 4.4% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 13.9% for the sixteen weeks ended April 24, 1999 as compared to the comparable quarter of fiscal 1998. Net sales for the Wholesale segment decreased $30.4 million or 36.7%, reflecting the continued decline of this segment.

     During the sixteen weeks ended April 22, 2000, the Company opened 45 new stores, relocated two stores, and closed 14 stores. The Company also added 119 stores to its commercial delivery program, bringing the total to 1,213 stores.

     Gross profit for the sixteen weeks ended April 22, 2000 was $259.0 million or 38.2% of net sales, as compared to $226.4 million or 33.8% of net sales in the sixteen weeks ended April 24, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and a decline in the net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were related to the merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $252.5 million or 40.4% of net sales for the sixteen week period ended April 22, 2000, as compared to $218.3 million or 37.2% of net sales for the sixteen week period ended April 24, 1999.

     Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $239.4 million or 35.3% of net sales for the sixteen week period ended April 22, 2000, from $225.9 million or 33.7% of net sales for the sixteen week period ended April 24, 1999. The increase in selling, general and administrative expenses as a percent of sales is primarirly attributable to the net sales decline in the Wholesale segment, which as a percent of sales contributes lower operating costs. Additionally, the Company's decision to close stores not meeting profitability objectives and the incurrence of slightly higher professional fees contributed to the increase in selling, general and administrative expenses as a percentage of sales.

     Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the sixteen weeks ended April 22, 2000 was $19.5 million or 2.9% of net sales, as compared to $0.5 million or 0.1% of net sales in the sixteen weeks ended April 24, 1999. The Retail segment contributed $19.6 million to operating income, which was partially offset by an operating loss in the Wholesale segment of $0.1 million.

     EBITDA (operating income plus depreciation and amortization), as adjusted for merger integration expenses and non-cash compensation, was $38.8 million in the sixteen week period ended April 22, 2000 or 5.7% of net sales, as compared to $17.7 million or 2.6% of net sales in the sixteen week period ended April 24, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses; expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the sixteen weeks ended April 22, 2000 was $17.8 million or 2.6% of net sales, as compared to $15.9 million or 2.4% of net sales in the sixteen weeks ended April 24, 1999. The increase in interest is a result of increased borrowings over the similar period of the fiscal year 1999 and an increase in interest rates.

     Income tax expense for the sixteen weeks ended April 22, 2000 was $0.6 million compared to a benefit of $9.3 million in the sixteen weeks ended April 24, 1999. This increase was primarily due to the increase in income before taxes. Effective income tax rates were 38.0% and 29.0% for the sixteen week period ended April 22, 2000 and April 24, 1999, respectively.

     As a result of the above factors, the Company recorded net income of $1.0 million in the sixteen weeks ended April 22, 2000, as compared to a net loss of $23.4 million in the sixteen weeks ended April 24, 1999. As a percentage of sales, the net income for the sixteen week period ended April 22, 2000 was 0.1% as compared to a net loss of 3.5% for the sixteen week period ended April 24, 1999.

Liquidity and Capital Resources

     The Company believes it will have sufficient liquidity to fund its debt service obligations, including indebtedness incurred in connection with the Western Merger, and implement its growth strategy over the next twelve months. As of April 22, 2000, the Company had outstanding indebtedness consisting of $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $348.5 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

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

     During fiscal 2000, the Company expects to open 150 new stores, of which 45 have been opened as of April 22, 2000. The average new store opening requires capital expenditures of approximately $120,000 per store and an inventory investment of approximately $350,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

     Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

     As a result of the Western Merger, the Company decided to close certain Advance Auto Parts stores due to store performance or because such stores were in overlapping markets with Parts America stores. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of April 22, 2000, these reserves had a remaining balance of $14.3 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At April 22, 2000, the total liability for the restructuring and deferred compensation plans was $4.0 million and $6.2 million, respectively, of which $1.6 million and $1.8 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

     For the sixteen weeks ended April 22, 2000, net cash used in operating activities was $3.6 million. This amount consisted of $1.0 million of net income, offset by depreciation and amortization of $19.2 million, amortization of deferred debt issuance costs of $.9 million, and $25.6 million was used as a result of a net increase in working capital, primarily inventory, receivables and accrued expenses. Net cash used for investing activities was $11.4 million and was comprised primarily of net capital expenditures. Net cash provided by financing activities was $8.2 million and was comprised primarily of the increase in bank overdrafts and proceeds from the issuance of common stock, offset partially by a decrease in net borrowings.

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

     The Company has access to a total of $463.5 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $124.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $40.0 million was borrowed and $12.1 million was outstanding for letters of credit, at April 22, 2000,
(iii) a $124.5 million delayed draw term loan of which $94.5 million was borrowed at April 22, 2000 and (iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at April 22, 2000, the margins were 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. Additionally, at April 22, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

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


     The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver, delayed draw term and deferred term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories and certain debt covenants. As of April 22, 2000, $70.3 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital.

     The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Senior Discount Debentures (the "Debentures") commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Credit Facility as of April 22, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. The Company's exposure to interest rate risk increased during the first quarter of fiscal 2000 due to increases in these rates.

     The Company's fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes. The Company's variable rate debt relates to borrowings under the Credit Facility and the IRB. The Company's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on the Company's long-term debt at April 22, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at April 22, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                           Fair
                            Fiscal      Fiscal      Fiscal      Fiscal        Fiscal                                      Market
                             2000        2001        2002        2003          2004       Thereafter       Total           Value
                           -------     -------     -------     -------      ---------     ---------        -----        ----------
Long-term debt:                                                     (dollars in thousands)
     Fixed rate..........     $    -      $    -      $     -     $    -      $       -     $ 200,000      $ 200,000      $ 164,000
     Weighted average
         interest rate...          -           -            -          -              -          10.3%          10.3%
     Variable rate.......     $1,000      $3,000      $14,000     $4,000      $ 246,500     $  90,000      $ 358,500      $ 360,500
     Weighted average
         interest rate...        9.0%        9.7%         9.7%       9.7%           9.7%         10.0%           9.5%

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In March 2000, the Company was notified it has been named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2000, the Company issued and sold two shares of its Class A common stock, $100 par value per share (the "Shares"), at a price per share of approximately $1.0 million or an aggregate purchase price of $2.0 million to Holding. As consideration for the Shares, the Company received approximately $2.0 million in cash.

     The sale and issuance of the securities described above was exempt from the registration under Section *4(2)* of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Company did not engage in any general solicitation in connection with the issuance of the Shares described above, and Holding acquired the securities for investment only and not with a view to distribute. Appropriate legends were affixed to the stock certificates issued in these transactions. No underwriter was employed with respect to these transactions.

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


                             ADVANCE STORES COMPANY, INCORPORATED
                             a Virginia corporation


June 2, 2000                 By: /s/ Jimmie L. Wade
                                -----------------------------------------
                                Jimmie L. Wade
                                President and Chief Financial Officer, Secretary (Duly Authorized Officer and Principal
                                Financial Officer)