Form 10-Q
period 2000-07-15
ADVANCE STORES CO INC
filed 2000-08-25
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 15, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to         .
                                            --------    --------
                      Commission file number - 333-56013

                              -----------------

                     ADVANCE STORES COMPANY, INCORPORATED
            (Exact name of registrant as specified in its charter)


                               -----------------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

     As of August 25, 2000, the registrant had outstanding 538 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           Twelve and Twenty-Eight Week Periods Ended July 15, 2000

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements of Advance Stores
                 Company, Incorporated and Subsidiaries:

                 Condensed Consolidated Balance Sheets as of July 15, 2000 and
                 January 1, 2000.......................................................   1

                 Condensed Consolidated Statements of Operations for the
                 Twelve and Twenty-Eight Week Periods Ended July 15, 2000 and
                 July 17, 1999.........................................................   2

                 Condensed Consolidated Statements of Cash Flows for the Twenty-
                 Eight Week Periods Ended July 15, 2000 and July 17, 1999..............   3

                 Notes to the Condensed Consolidated Financial Statements..............   4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.............................................  11

         Item 3. Quantitative and Qualitative Disclosures About Market Risks...........  19

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.....................................................  20

         Item 6. Exhibits and Reports on Form 8-K......................................  20

SIGNATURE.............................................................................. S-1


             Advance Stores Company, Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets
                       July 15, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)

                                                      July 15,          January 1,
                                                       2000                2000
                                                    ----------          ----------
                                 Assets             (unaudited)
                                 ------
Current assets:
  Cash and cash equivalents                         $   16,598          $   22,577
  Receivables, net                                      98,761             100,442
  Inventories                                          766,998             749,447
  Other current assets                                  22,518              15,268
                                                    ----------          ----------
     Total current assets                              904,875             887,734

Property and equipment, net of accumulated
     depreciation of $179,520  and $146,647            396,331             402,476
Assets held for sale                                    28,562              29,694
Other assets, net                                       18,778              24,974
                                                    ----------          ----------
                                                    $1,348,546          $1,344,878
                                                    ==========          ==========

                  Liabilities and Stockholder's Equity
                  ------------------------------------

Current liabilities:
  Bank overdrafts                                   $   10,047          $   12,182
  Current portion of long-term debt                      4,313               3,665
  Accounts payable                                     374,473             341,188
  Accrued expenses                                     132,561             148,215
  Other current liabilities                             37,973              26,172
                                                    ----------          ----------
     Total current liabilities                         559,367             531,422
                                                    ----------          ----------
Long-term debt                                         516,500             560,302
                                                    ----------          ----------
Other long-term liabilities                             54,663              50,626
                                                    ----------          ----------
Commitments and contingencies
Stockholder's equity:
  Common stock, Class A, voting, $100 par value;
    5,000 shares authorized; 538 and 536 issued
    and outstanding                                         54                  54
  Additional paid-in capital                           275,654             273,598
  Other                                                  2,377               1,777
  Accumulated deficit                                  (60,069)            (72,901)
                                                    ----------          ----------
     Total stockholder's equity                        218,016             202,528
                                                    ----------          ----------
                                                    $1,348,546          $1,344,878
                                                    ==========          ==========

  The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                            (dollars in thousands)
                                  (unaudited)

                                        Twelve Week        Twenty-Eight Week
                                       Periods Ended         Periods Ended
                                    --------------------  ---------------------
                                     July 15,   July 17,   July 15,   July 17,
                                       2000       1999       2000       1999
                                    ---------   --------  ---------- ----------
Net sales                            $557,650   $542,320  $1,235,232 $1,212,773
Cost of sales                         341,117    345,794     759,724    789,886
                                     --------   --------  ---------- ----------
     Gross profit                     216,533    196,526     475,508    422,887
Selling, general and
administrative expenses               184,284    182,430     424,075    425,793
                                     --------   --------  ---------- ----------
     Operating income (loss)           32,249     14,096      51,433     (2,906)
Other (expense) income:
 Interest expense                     (13,493)   (12,608)    (31,314)   (28,517)
 Other, net                               224         82         394        269
                                     --------   --------  ---------- ----------
     Total other expense, net         (13,269)   (12,526)    (30,920)   (28,248)
                                     --------   --------  ---------- ----------
Income (loss) before provision
 (benefit) for income taxes            18,980      1,570      20,513    (31,154)
Provision (benefit) for
 income taxes                           7,102     (1,999)      7,681    (11,329)
                                     --------   --------  ---------- ----------
Net income (loss)                    $ 11,878   $  3,569  $   12,832 $  (19,825)
                                     ========   ========  ========== ==========


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                   For the Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

                                                          July 15,     July 17,
                                                           2000          1999
                                                        -----------   ----------
Cash flows operating activities:
     Net income (loss)                                   $  12,832    $ (19,825)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation                                        34,402       29,391
        Amortization of stock option compensation              600        1,009
        Amortization of deferred debt issuance costs         1,636        1,820
        Amortization of interest on capital lease
         obligation                                             42            -
        Provision (benefit) for deferred income taxes        7,194       (4,214)
        Net loss (gain) on sales of property and
         equipment                                             215           (4)
        Net decrease (increase) in:
            Receivables, net                                 1,684      (31,545)
            Inventories                                    (17,551)     (45,780)
            Other assets                                    (6,301)     (18,315)
        Net increase (decrease) in:
            Accounts payable                                33,285       32,797
            Accrued expenses                               (17,919)     (29,406)
            Other liabilities                                3,032       27,551
                                                         ---------    ---------
                 Net cash provided by (used in)
                  operating activities                      53,151      (56,521)
                                                         ---------    ---------
Cash flows from investing activities:
     Purchases of property and equipment                   (28,031)     (53,538)
     Other                                                   2,531        2,012
                                                         ---------    ---------
                 Net cash used in investing activities     (25,500)     (51,526)
                                                         ---------    ---------
Cash flows from financing activities:
     Decrease in bank overdrafts                            (2,135)      (4,802)
     Borrowing under note payable                            2,313            -
     Borrowings under credit facilities                    191,200      252,500
     Payments on credit facilities                        (233,200)    (150,500)
     Payment of debt issuance costs                              -         (877)
     Proceeds from issuance of Class A common stock          2,053            -
     Other                                                   6,139        3,708
                                                         ---------    ---------
                 Net cash (used in) provided by
                  financing activities                     (33,630)     100,029
                                                         ---------    ---------
Net decrease in cash and cash equivalents                   (5,979)      (8,018)
Cash and cash equivalents at beginning of period            22,577       34,220
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  16,598    $  26,202
                                                         =========    =========
Supplemental cash flow information:
     Interest paid                                       $  28,040    $  22,922
     Income taxes paid, net of refunds received                321        1,581
Non-cash transactions:
     Conversion of capital lease obligation              $   3,509    $       -
     Obligations under capital lease                             -        3,345
     Debt issuance and acquisition costs accrued                 -          446

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Tweleve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

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

     The condensed consolidated balance sheet as of July 15, 2000, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 15, 2000 and July 17, 1999 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 15, 2000 and July 17, 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the twelve week and twenty-eight week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Tweleve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

2.   Receivables:

     Receivables consist of the following:

                                                   July 15,        January 1,
                                                     2000             2000
                                                -------------    -------------
                                                 (unaudited)
Trade:
  Wholesale                                          $ 18,797         $ 22,221
  Retail                                               16,664           10,525
Vendor                                                 44,958           47,405
Installment                                            13,850           13,616
Related parties                                         5,005            6,970
Employees                                                 230              348
Other                                                   3,179            3,481
                                                -------------    -------------
Total receivables                                     102,683          104,566
Less - Allowance for doubtful accounts                 (3,922)          (4,124)
                                                -------------    -------------
Receivables, net                                     $ 98,761         $100,442
                                                =============    =============

3.   Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at July 15, 2000 and January 1, 2000 were $51,526 and $49,252, respectively. Inventories consist of the following:

                                                   July 15,        January 1,
                                                     2000             2000
                                                -------------    -------------
                                                 (unaudited)
Inventories at FIFO                                 $ 755,615         $735,762
Adjustment to state inventories at LIFO                11,383           13,685
                                                -------------    -------------
Inventories at LIFO                                 $ 766,998         $749,447
                                                =============    =============

4.   Restructuring Liabilities:

     In November 1998, the Company consummated a plan of merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears") to acquire Western Auto Supply Company ("Western"). The Company's restructuring activities relate to the settlement of restructuring activities undertaken as a result of the Western Merger and the ongoing analysis of the profitability of store locations. Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first and second quarters of fiscal 2000, the Company closed four stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 13 additional stores not meeting profitability objectives, all of which have been closed as of July 15, 2000.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Tweleve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

     The Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of July 15, 2000, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments. The Company actively pursues subleasing these closed stores, including certain service bays in stores obtained through the Western Merger that currently do not produce revenue.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                               Other Exit
                                              Severance           Costs
                                            ------------      -------------
     Balance, January 1, 2000                       $ 18            $ 9,963
     New provisions                                    -              1,205
     Change in estimates                                                555
     Reserves utilized                               (14)            (2,968)
                                            ------------      -------------
     Balance, July 15, 2000 (unaudited)             $  4            $ 8,755
                                            ============      =============

     The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

     Additionally, as a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of July 15, 2000, all employees have been terminated and all leased stores have been closed.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                               Other Exit
                                              Severance           Costs
                                            ------------      -------------
     Balance, January 1, 2000                    $ 3,510            $ 7,825
     Change in estimates                               -                (77)
     Reserves utilized                            (2,449)            (1,408)
                                            ------------      -------------
     Balance, July 15, 2000 (unaudited)          $ 1,061            $ 6,340
                                            ============      =============

     The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

5.   Contingencies:

     In March 2000, the Company was notified that it was named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The litigation is in preliminary stages. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter cannot be ascertained at this time.

     The Company is also involved in various other claims, lawsuits and environmental issues arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position or future results of operations.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Tweleve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

6.   Related Parties:

     The following table presents the related party transactions with Sears included in the condensed consolidated statements of operations for the twenty-eight week periods ended July 15, 2000 and July 17, 1999 and the condensed consolidated balance sheets as of July 15, 2000 and January 1, 2000:

                                               Twenty-Eight Week Periods Ended
                                               -------------------------------
                                               July 15, 2000    July 17, 1999
                                               -------------   ---------------
                                                (unaudited)     (unaudited)
     Net sales to Sears                               $3,976          $2,311
     Shared services revenue                               -           1,711
     Shared services expense                               -             842
     Credit card fee expense                             228           1,459
     Sears Logistic Systems fee expense                   68               -

                                               July 15, 2000   January 1, 2000
                                               -------------   ---------------
                                                (unaudited)
     Receivables from Sears                           $4,672           $6,625
     Payables to Sears                                 1,163            4,304

     The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. Balances and transactions are as follows:

                                               July 15, 2000   January 1, 2000
                                               -------------   ---------------
                                                (unaudited)
     Receivables from Parent                         $13,664           $22,540
     Payables to Parent                                7,498            14,043

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Tweleve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

7.   Segment and Related Information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires entities to report financial and descriptive information related to segments within the organization.

     The Company has the following operating segments: Retail and Wholesale. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers, franchisees and one Company-owned store in California all operating under the "Western Auto" trade name. The California store location generates approximately 10% of the total Wholesale segment revenues.

     Prior to January 1, 2000, management received and used financial information at the Advance Stores and consolidated Western levels. The Advance Stores segment consisted of the same operations described above and the Western segment consisted of the "Western Auto" retail locations and wholesale operations described above.

             Advance Stores Company, Incoporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

     The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.

                                                    Twelve Week Periods Ended
                                            -----------------------------------------
        July 15, 2000 (unaudited)             Retail       Wholesale         Totals
-------------------------------------------------------------------------------------
Net sales                                   $  525,249      $ 32,401       $  557,650
Income before provision
 for income taxes                               18,963            17           18,980
Segment assets (b)                           1,284,113        64,433        1,348,546

        July 17, 1999 (unaudited)
-------------------------------------------------------------------------------------
Net sales                                   $  492,654      $ 49,666       $  542,320
Income (loss) before provision (benefit)
 for income taxes                                1,638           (68)           1,570
Segment assets (a) (b)                       1,259,977       120,701        1,380,678

                                                  Twenty-Eight Week Periods Ended
                                            -----------------------------------------
        July 15, 2000 (unaudited)             Retail       Wholesale         Totals
-------------------------------------------------------------------------------------
Net sales                                   $1,150,318      $ 84,914       $1,235,232
Income (loss) before provision (benefit)
 for income taxes                               22,438        (1,925)          20,513
Segment assets (b)                           1,284,113        64,433        1,348,546

        July 17, 1999 (unaudited)
-------------------------------------------------------------------------------------
Net sales                                   $1,080,160      $132,613       $1,212,773
Loss before benefit
 for income taxes                              (24,244)       (6,910)         (31,154)
Segment assets (a) (b)                       1,259,977       120,701        1,380,678

___________________
(a) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to the Retail segment through a dividend to Retail.

(b)  Excludes investment in equity in net earnings or losses of subsidiaries.

             Advance Stores Company, Incoporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

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

     Unaudited summarized combined financial information for Guarantor Subsidiaries is as follows:

                                        Twelve Week Periods Ended          Twenty-Eight Week Periods Ended
                                      -----------------------------        -------------------------------
                                        July 15,         July 17,            July 15,           July 17,
                                        2000 (b)       1999 (a) (b)          2000 (b)         1999 (a) (b)
                                      -----------      ------------        -----------        ------------
                                      (unaudited)      (unaudited)         (unaudited)        (unaudited)
Net sales                              $ 75,463          $ 96,343            $186,518           $240,700
Gross profit                             18,935            25,986              46,629             54,361
Royalty income from the Company           9,698            11,241              21,094             21,817
Operating income                          7,087            12,396              16,174             18,724
Net income (loss)                        (3,545)            3,195              (7,189)            (4,318)

                                        July 15,        January 1,
                                        2000 (b)       2000 (a) (b)
                                      -----------      ------------
                                      (unaudited)
Current assets                          $349,639         $282,419
Non-current assets                        60,912           82,390
Current liabilities                      265,431          238,924
Non-current liabilities                  671,188          662,302

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Stores Company, Incorporated (the "Company") is a wholly owned subsidiary of Advance Holding Corporation ("Holding"). The Company was formed in 1929. In the 1980s, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980s through the present, the Company has grown significantly through new store openings, strategic acquisitions and a merger with Western Auto Supply Company (the "Western Merger"). Additionally, in 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial delivery program that supplies parts and accessories to third party automotive service and repair providers.

     As of July 15, 2000, the Company had 1,674 stores in 37 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 620 independently owned dealer stores and three franchisees in 48 states and one Company-owned retail store in California all operating under the "Western Auto" trade name (the "Wholesale" segment).

     During the first quarter of fiscal 2000, the Company announced and finalized a plan to partner with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that operates independently from its partners and will utilize the Company's and CSK's existing logistic systems to support its web-based operations. The Company contributed the use of the "Parts America" domain name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company expects to begin selling products to PartsAmerica.com during the third quarter of fiscal 2000.

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

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; the Company's substantial leverage and debt service obligations; restrictions, imposed by restrictive loan covenants, on the Company's ability to pursue its business strategies; changes in business strategy or development plans; competition; weather conditions; extent of the market demand for auto parts; availability of inventory supply; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees; and environmental risks. Forward-looking statements regarding revenues, expenses, cash flows and liquidity are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

     The following tables set forth the statement of operations data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                             Twelve Week Periods Ended      Twenty-Eight Week Periods Ended
                                                               (dollars in thousands)            (dollars in thousands)
                                                                     (unaudited)                       (unaudited)
                                                             -------------------------      -------------------------------
                                                               July 15,      July 17,          July 15,          July 17,
                                                                 2000          1999              2000              1999
                                                             ------------  -----------      -------------     -------------
Net sales                                                    $    557,650  $   542,320      $   1,235,232     $   1,212,773
Cost of sales                                                     341,117      345,794            759,724           789,886
                                                             ------------  -----------      -------------     -------------
Gross profit                                                      216,533      196,526            475,508           422,887
Selling, general and administrative expenses                      184,036      173,743            423,475           399,631
                                                             ------------  -----------      -------------     -------------
Operating income, as adjusted                                      32,497       22,783             52,033            23,256
Expenses associated with merger integration                             -        8,235                  -            25,153
Expenses associated with non-cash compensation                        248          452                600             1,009
                                                             ------------  -----------      -------------     -------------
Operating income (loss), as reported                               32,249       14,096             51,433            (2,906)
Interest expense                                                  (13,493)     (12,608)           (31,314)          (28,517)
Other income, net                                                     224           82                394               269
Provision (benefit) for income taxes                                7,102       (1,999)             7,681           (11,329)
                                                             ------------  -----------      -------------     -------------
Net income (loss)                                            $     11,878  $     3,569      $      12,832     $     (19,825)
                                                             ============  ===========      =============     =============


                                                             Twelve Week Periods Ended      Twenty-Eight Week Periods Ended
                                                                     (unaudited)                       (unaudited)
                                                             -------------------------      -------------------------------
                                                               July 15,      July 17,          July 15,          July 17,
                                                                 2000          1999              2000              1999
                                                             ------------   ----------      -------------     -------------
Net sales                                                           100.0 %      100.0 %            100.0 %           100.0 %
Cost of sales                                                        61.2         63.8               61.5              65.1
                                                             ------------   ----------      -------------     -------------
Gross profit                                                         38.8         36.2               38.5              34.9
Selling, general and administrative expenses                         33.0         32.0               34.3              33.0
                                                             ------------   ----------      -------------     -------------
Operating income, as adjusted                                         5.8          4.2                4.2               1.9
Expenses associated with merger integration                             -          1.5                  -               2.0
Expenses associated with non-cash compensation                          -          0.1                0.1               0.1
                                                             ------------   ----------      -------------     -------------
Operating income (loss), as reported                                  5.8          2.6                4.1              (0.2)
Interest expense                                                     (2.4)        (2.3)              (2.5)             (2.4)
Other income, net                                                     0.0          0.0                0.0               0.0
Provision (benefit) for income taxes                                  1.3         (0.4)               0.6              (1.0)
                                                             ------------   ----------      -------------     -------------
Net income (loss)                                                     2.1 %        0.7 %              1.0 %            (1.6)%
                                                             ============   ==========      =============     =============

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

     The Company's cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Service Stores and the one Company-owned retail store in California. Gross profit as a percentage of net sales may be affected by variations in the Company's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, depreciation and amortization, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Twelve Weeks Ended July 15, 2000 Compared to Twelve Weeks Ended July 17, 1999

     Net sales for the twelve weeks ended July 15, 2000 were $557.7 million, an increase of $15.3 million or 2.8% over net sales for the twelve weeks ended July 17, 1999. Net sales for the Retail segment increased $32.6 million or 6.6%.
The net sales increase for the Retail segment was due to an increase in the comparable store sales of 3.0%, contributions from new stores opened with the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable sales increase of 3.0% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 10.3% for the twelve weeks ended July 17, 1999 as compared to the comparable period of fiscal 1998. Net sales for the Wholesale segment decreased $17.3 million or 34.8%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the independently owned dealer stores.

     During the twelve weeks ended July 15, 2000, the Company opened 29 new stores, relocated four stores, and closed two stores, bringing the total retail stores to 1,674. The Company has 1,216 stores participating in its commercial delivery program, as a result of adding three stores during the second quarter of fiscal 2000.

     Gross profit for the twelve weeks ended July 15, 2000 was $216.5 million or 38.8% of net sales, as compared to $196.5 million or 36.2% of net sales in the twelve weeks ended July 17, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and a decline in the net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $211.2 million or 40.2% of net sales for the twelve week period ended July 15, 2000, as compared to $186.6 million or 37.9% of net sales for the twelve week period ended July 17, 1999.

     Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $184.0 million or 33.0% of net sales for the twelve week period ended July 15, 2000, from $173.7 million or 32.0% of net sales for the twelve week period ended July 17, 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll, insurance and occupancy costs, offset by a decrease in professional fees, as a percentage of sales, as compared to the twelve week period ended July 17, 1999.

     Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the twelve weeks ended July 15, 2000 was $32.5 million or 5.8% of net sales, as compared to $22.8 million or 4.2% of net sales in the twelve weeks ended July 17, 1999. The Retail segment contributed $31.1 million to operating income, while the Wholesale segment contributed $1.4 million to operating income.

     EBITDA (operating income plus depreciation and amortization), as adjusted for integration expenses and non-cash compensation, was $47.7 million in the twelve week period ended July 15, 2000 or 8.5% of net sales, as compared to $35.0 million or 6.4% of net sales in the twelve week period ended July 17, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the twelve weeks ended July 15, 2000 was $13.5 million or 2.4% of net sales, as compared to $12.6 million or 2.3% of net sales in the twelve weeks ended July 17, 1999. Interest expense increased as a result of higher interest rates, offset by a reduction in average borrowings during the twelve week period ended July 15, 2000.

     Income tax expense for the twelve weeks ended July 15, 2000 was $7.1 million compared to a benefit of $2.0 million in the twelve weeks ended July 17, 1999. This increase was primarily due to having positive income before taxes for the twelve weeks ended July 15, 2000.

     As a result of the above factors, the Company recorded net income of $11.9 million in the twelve weeks ended July 15, 2000, as compared to net income of $3.6 million in the twelve weeks ended July 17, 1999. As a percentage of sales, the net income for the twelve week period ended July 15, 2000 was 2.1% as compared to net income of 0.7% for the twelve week period ended July 17, 1999.

Twenty-Eight Weeks Ended July 15, 2000 Compared to Twenty-Eight Weeks Ended July 17, 1999

     Net sales for the twenty-eight weeks ended July 15, 2000 were $1,235.2 million, an increase of $22.5 million or 1.9% over net sales for the twenty-eight weeks ended July 17, 1999. Net sales for the Retail segment increased $70.2 million or 6.5%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 3.7%, contributions from new stores opened with the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable sales increase of 3.7% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 12.7% for the twenty-eight weeks ended July 17, 1999 as compared to the comparable quarter of fiscal 1998. Net sales for the Wholesale segment decreased $47.7 million or 36.0%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the independently owned dealer stores.

     During the twenty-eight weeks ended July 15, 2000, the Company opened 74 new stores, relocated six stores, and closed 16 stores, bringing the total retail stores to 1,674. The Company has 1,216 stores participating in its commercial delivery program, as a result of adding 122 stores during fiscal 2000.

     Gross profit for the twenty-eight weeks ended July 15, 2000 was $475.5 million or 38.5% of net sales, as compared to $422.9 million or 34.9% of net sales in the twenty-eight weeks ended July 17, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and a decline in the net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $463.6 million or 40.3% of net sales for the twenty-eight week period ended July 15, 2000, as compared to $403.9 million or 37.4% of net sales for the twenty-eight week period ended July 17, 1999.

     Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $423.5 million or 34.3% of net sales for the twenty-eight week period ended July 15, 2000, from $399.6 million or 33.0% of net sales for the twenty-eight week period ended July 17, 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll costs, closed store expense, insurance costs and occupancy costs as a percentage of sales.

     Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the twenty-eight weeks ended July 15, 2000 was $52.0 million or 4.2% of net sales, as compared to $23.3 million or 1.9% of net sales in the twenty-eight weeks ended July 17, 1999. The Retail segment contributed $50.7 million to operating income, while the Wholesale segment contributed $1.3 million to operating income for the twenty-eight weeks ended July 15, 2000.

     EBITDA (operating income plus depreciation and amortization), as adjusted for integration expenses and non-cash compensation, was $86.4 million in the twenty-eight week period ended July 15, 2000 or 7.0% of net sales, as compared to $52.6 million or 4.3% of net sales in the twenty-eight week period ended July 17, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the twenty-eight weeks ended July 15, 2000 was $31.3 million or 2.5% of net sales, as compared to $28.5 million or 2.4% of net sales in the twenty-eight weeks ended July 17, 1999. The increase in interest is a result of an increase in interest rates over the similar period of fiscal 1999 offset by a decrease in net outstanding borrowings.

     Income tax expense for the twenty-eight weeks ended July 15, 2000 was $7.7 million compared to a benefit of $11.3 million in the twenty-eight weeks ended July 17, 1999. This increase was primarily due to having income before taxes for the twenty-eight week period ended July 15, 2000 as compared to a net loss for the twenty-eight week period ended July 17, 1999.

     As a result of the above factors, the Company recorded net income of $12.8 million in the twenty-eight weeks ended July 15, 2000, as compared to a net loss of $19.8 million in the twenty-eight weeks ended July 17, 1999. As a percentage of sales, the net income for the twenty-eight week period ended July 15, 2000 was 1.0% as compared to a net loss of 1.6% for the twenty-eight week period ended July 17, 1999.

Liquidity and Capital Resources

     The Company believes it will have sufficient liquidity to fund its debt service obligations, including indebtedness incurred in connection with the Western Merger, and implement its growth strategy over the next twelve months. As of July 15, 2000, the Company had reduced its outstanding indebtedness by $42.0 million since January 1, 2000 to $518.5 million consisting of $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $308.5 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

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

     During fiscal 2000, the Company expects to open 150 new stores, of which 74 have been opened as of July 15, 2000. The average new store opening requires capital expenditures of approximately $120,000 per store and an inventory investment of approximately $350,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

     Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

     The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the first and second quarters of fiscal 2000, the Company closed four stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 13 additional stores not meeting profitability objectives, all of which have been closed as of July 15, 2000.

     As a result of the Western Merger, the Company decided to close certain Advance Auto Parts stores due to store performance or because such stores were in overlapping markets with Parts America stores. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of July 15, 2000, these reserves had a remaining balance of $12.3 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At July 15, 2000, the total liability for the restructuring and deferred compensation plans was $3.9 million and $5.7 million, respectively, of which $1.7 million and $1.4 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

     For the twenty-eight weeks ended July 15, 2000, net cash provided by operating activities was $53.2 million. Of this amount, $12.8 million was provided by net income. Depreciation provided an additional $34.4 million, amortization of deferred debt issuance costs provided $1.6 million and $4.4 million was provided by a net increase in working capital and other, primarily attributable to the Company's efforts in negotiating extended payment terms from its vendors. Net cash provided by investing activities was $25.5 million and was comprised primarily of net capital expenditures. Net cash used in financing activities was $33.6 million and was comprised primarily of a decrease in net borrowings under the credit facilities.

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

     The Company has access to a total of $463.5 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $124.0 million Tranche B term loan, which was made at the closing of the recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $12.1 million was outstanding for letters of credit, at July 15, 2000, (iii) a $124.5 million delayed draw term loan of which $94.5 million was borrowed at July 15, 2000 and
(iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at July 15, 2000, the margins were 1.75% and 0.75% for Eurodollar and base rate borrowings, respectively. Additionally, at July 15, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

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

     The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver, delayed draw term and deferred term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories and certain debt covenants. As of July 15, 2000, $123.9 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital.

     The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Senior Discount Debentures (the "Debentures") commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Credit Facility as of July 15, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. The Company's exposure to interest rate risk increased during the first quarter of fiscal 2000 due to increases in these rates.

     The Company's fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes. The Company's variable rate debt relates to borrowings under the Credit Facility and the IRB. The Company's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on the Company's long-term debt at July 15, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at July 15, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                Fair
                    Fiscal    Fiscal    Fiscal    Fiscal    Fiscal                             Market
                     2000      2001      2002      2003      2004     Thereafter    Total      Value
                    ----------------------------------------------------------------------------------
                                                  (dollars in thousands)
Long-term debt:
Fixed rate........  $    -    $    -   $     -    $    -   $      -    $200,000    $200,000   $162,000
Weighted average
   interest rate..       -         -         -         -          -        11.2%       11.2%
Variable rate.....  $1,000    $3,000   $14,000    $4,000   $206,500    $ 90,000    $318,500   $318,500
Weighted average
   interest rate..     8.9%      9.1%      9.3%      9.5%       9.6%        9.6%        9.2%

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In March 2000, the Company was notified that it was named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The litigation is in preliminary stages. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter cannot be ascertained at this time.

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


                           ADVANCE STORES COMPANY, INCORPORATED
                           a Virginia corporation


August 25, 2000              By: /s/ Jimmie L. Wade
                                ------------------------------------------------
                                Jimmie L. Wade
                                President and Chief Financial Officer, Secretary (as principal executive and accounting officer)