Form 10-Q
period 2000-10-07
ADVANCE STORES CO INC
filed 2000-11-16
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 7, 2000
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.

                      Commission file number - 333-56013

                              _______________

                     ADVANCE STORES COMPANY, INCORPORATED
            (Exact name of registrant as specified in its charter)

                                _______________


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

Yes [X] No [_]

     As of November 16, 2000, the registrant had outstanding 538 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.


================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

              Twelve and Forty Week Periods Ended October 7, 2000

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements of Advance
                    Stores Company, Incorporated and Subsidiaries:

                    Condensed Consolidated Balance Sheets as of October 7, 2000 and
                    January 1, 2000........................................................................       1

                    Condensed Consolidated Statements of Operations for the Twelve and
                    Forty Week Periods Ended October 7, 2000 and October 9, 1999...........................       2

                    Condensed Consolidated Statements of Cash Flows for the
                    Forty Week Periods Ended October 7, 2000 and October 9, 1999...........................       3

                    Notes to the Condensed Consolidated Financial Statements...............................       4

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..................................................................      10

           Item 3.  Quantitative and Qualitative Disclosures About Market Risks............................      19

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings......................................................................      20

           Item 6.  Exhibits and Reports on Form 8-K.......................................................      20

SIGNATURE..................................................................................................     S-1

             Advance Stores Company, Incorporated and Subsidiaries
                    Condensed Consolidated Balance Sheets
                     October 7, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)

                                                                                 October 7,             January 1,
                              Assets                                               2000                    2000
                              ------                                           -------------           ------------
                                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                      $    16,353           $    22,577
  Receivables, net                                                                    92,486               106,032
  Inventories                                                                        803,107               749,447
  Other current assets                                                                20,524                 9,239
                                                                                 -----------           -----------
        Total current assets                                                         932,470               887,295
Property and equipment, net of accumulated depreciation of $180,470
  and $146,647                                                                       404,994               402,476
Assets held for sale                                                                  26,166                29,694
Other assets, net                                                                     16,307                24,974
                                                                                 -----------           -----------
                                                                                 $ 1,379,937           $ 1,344,439
                                                                                 ===========           ===========

                    Liabilities and Stockholder's Equity
                    ------------------------------------
Current liabilities:
  Bank overdrafts                                                                $     4,564           $    12,182
  Current portion of long-term debt                                                    3,555                 3,665
  Accounts payable                                                                   415,858               341,188
  Accrued expenses                                                                   134,819               147,776
  Other current liabilities                                                           37,278                26,172
                                                                                 -----------           -----------
        Total current liabilities                                                    596,074               530,983
                                                                                 -----------           -----------
Long-term debt                                                                       485,950               560,302
                                                                                 -----------           -----------
Other long-term liabilities                                                           66,053                50,626
                                                                                 -----------           -----------
Commitments and contingencies
Stockholder's equity:
  Common stock, Class A, voting, $100 par value; 5,000 shares
    authorized; 538 and 536 issued and outstanding                                        54                    54
  Additional paid-in capital                                                         275,654               273,598
  Other                                                                                2,264                 1,777
  Accumulated deficit                                                                (46,112)              (72,901)
                                                                                 -----------           -----------
        Total stockholder's equity                                                   231,860               202,528
                                                                                 -----------           -----------
                                                                                 $ 1,379,937           $ 1,344,439
                                                                                 ===========           ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
                  For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)
                                  (unaudited)

                                                                       Twelve Week Periods Ended         Forty Week Periods Ended
                                                                     -----------------------------    -----------------------------
                                                                      October 7,       October 9,       October 7,       October 9,
                                                                          2000            1999             2000             1999
                                                                     -----------      -----------     ------------      -----------
Net sales                                                            $   552,138      $   522,846     $  1,787,370      $ 1,735,619
Cost of sales, including purchasing and warehousing costs                328,235          323,209        1,087,959        1,113,095
                                                                     -----------      -----------     ------------      -----------
     Gross profit                                                        223,903          199,637          699,411          622,524
Selling, general and administrative expenses                             193,792          184,777          617,867          610,570
                                                                     -----------      -----------     ------------      -----------
     Operating income                                                     30,111           14,860           81,544           11,954
                                                                     -----------      -----------     ------------      -----------
Other (expense) income:
   Interest expense                                                      (12,851)         (12,156)         (44,165)         (40,673)
   Other                                                                     467               49              861              318
                                                                     -----------      -----------     ------------      -----------
     Total other expense, net                                            (12,384)         (12,107)         (43,304)         (40,355)
                                                                     -----------      -----------     ------------      -----------
Income (loss) before provision (benefit)
     for income taxes and extraordinary item                              17,727            2,753           38,240          (28,401)
Provision (benefit) for income taxes                                       6,703            1,223           14,384          (10,106)
                                                                     -----------      -----------     ------------      -----------
Income (loss) before extraordinary item                                   11,024            1,530           23,856          (18,295)
Extraordinary gain on debt extinguishment,
     net of $1,759 income tax                                              2,933             --              2,933             --
                                                                     -----------      -----------     ------------      -----------
Net income (loss)                                                    $    13,957      $     1,530     $     26,789      $   (18,295)
                                                                     ===========      ===========     ============      ===========

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                       For the Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)
                                  (unaudited)

                                                                                           Forty Week Periods Ended
                                                                                     ----------------------------------
                                                                                         October 7,        October 9,
                                                                                           2000               1999
                                                                                     --------------       -------------
Cash flows from operating activities:
  Net income (loss)                                                                  $       26,789       $     (18,295)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation                                                                            50,614              43,677
     Amortization of stock option compensation                                                  533                 989
     Amortization of deferred debt issuance costs                                             2,373               2,525
     Amortization of interest on capital lease obligation                                        42                  61
     Provision (benefit) for deferred income taxes                                           17,484              (1,394)
     Extraordinary gain on extinguishment of debt, net of tax                                (2,933)                 --
     Net losses on sales of property and equipment                                              368                   7
     Net decrease (increase) in:
       Receivables, net                                                                      13,549             (32,399)
       Inventories                                                                          (53,660)            (32,521)
       Other assets                                                                          (5,931)             (3,632)
     Net increase (decrease) in:
       Accounts payable                                                                      74,670             (18,739)
       Accrued expenses                                                                     (21,380)            (21,731)
       Other liabilities                                                                     (1,879)             28,972
                                                                                     --------------       -------------
          Net cash provided by (used in) operating activities                               100,639             (52,480)
                                                                                     --------------       -------------
Cash flows from investing activities:
  Purchases of property and equipment                                                       (46,883)            (81,758)
  Other                                                                                       4,777               2,215
                                                                                     --------------       -------------
          Net cash used in investing activities                                             (42,106)            (79,543)
                                                                                     --------------       -------------
Cash flows from financing activities:
  (Decrease) increase in bank overdrafts                                                     (7,618)              1,573
  Net borrowings under note payable                                                           1,555                  --
  Early extinguishment of debt                                                              (24,990)                 --
  Borrowings under credit facilities                                                        191,200             358,500
  Payments on credit facilities                                                            (233,200)           (242,500)
  Payment of debt issuance costs                                                                 --                (930)
  Proceeds from issuance of common stock                                                      2,053                  --
  Other                                                                                       6,243               5,261
                                                                                     --------------       -------------
          Net cash (used in) provided by financing activities                               (64,757)            121,904
                                                                                     --------------       -------------
Net decrease in cash and cash equivalents                                                    (6,224)            (10,119)
Cash and cash equivalents at beginning of period                                             22,577              34,220
                                                                                     --------------       -------------
Cash and cash equivalents at end of period                                           $       16,353       $      24,101
                                                                                     ==============       =============
Supplemental cash flow information:
  Interest paid                                                                      $       36,089       $      29,775
  Income tax refunds (payments), net                                                          6,700              (5,880)

Non-cash transactions:
  Conversion of capital lease obligation                                             $        3,509       $          --
  Forfeiture of stock options                                                                    46                  --
  Obligations under capital lease                                                                --               3,345
  Debt issuance and acquisition costs accrued                                                    --                 186

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                  For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)

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

     The condensed consolidated balance sheet as of October 7, 2000, the condensed consolidated statements of operations for the twelve and forty week periods ended October 7, 2000 and October 9, 1999 and the condensed consolidated statements of cash flows for the forty week periods ended October 7, 2000 and October 9, 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the twelve week and forty week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Change in Accounting Estimate

     In July 2000, the Company adopted a change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. The effect on operations for the third quarter of fiscal 2000 was to increase depreciation expense by $1,229. The Company expects to discontinue the operation of the effected assets by the third quarter of fiscal 2001, at which time they will be fully depreciated under the reduced useful lives.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging - an Amendment of SFAS No. 133," which amended the accounting and reporting standards for certain risks related to normal purchases and sales, interest and foreign currency transactions addressed by SFAS No. 133. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or the results of its operations.

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

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)


     Reclassifications

     Certain 1999 amounts have been reclassified to conform with their 2000 presentation.

 2.  Receivables:

     Receivables consist of the following:

                                                       October 7,      January 1,
                                                         2000            2000
                                                     ------------    ------------
                                                      (unaudited)
     Trade:
      Wholesale                                      $    15,999     $    22,221
      Retail                                              16,769          10,525
     Vendor                                               41,043          47,405
     Installment                                          14,076          13,616
     Related parties                                       5,046          12,559
     Employees                                               364             349
     Other                                                 3,005           3,481
                                                     -----------     -----------
     Total receivables                                    96,302         110,156
     Less - Allowance for doubtful accounts               (3,816)         (4,124)
                                                     -----------     -----------
     Receivables, net                                $    92,486     $   106,032
                                                     ===========     ===========

3.   Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at October 7, 2000 and January 1, 2000 were $53,376 and $49,252, respectively. Inventories consist of the following:

                                                 October 7,        January 1,
                                                   2000               2000
                                               -------------      -----------
                                                (unaudited)

     Inventories at FIFO                       $     792,251      $   735,762
     Adjustment to state inventories at LIFO          10,856           13,685
                                               -------------      -----------
     Inventories at LIFO                       $     803,107      $   749,447
                                               =============      ===========

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)


 4.      Restructuring Liabilities:

         In November 1998, the Company consummated a plan of merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears") to acquire Western Auto Supply Company ("Western"). The Company's restructuring activities relate to the settlement of restructuring activities undertaken as a result of the Western Merger and the ongoing analysis of the profitability of store locations. Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first three quarters of fiscal 2000, the Company closed five stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 18 additional stores not meeting profitability objectives, of which 16 have been closed as of October 7, 2000.

         The Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of October 7, 2000, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments. The Company actively pursues subleasing these closed stores, including certain service bays in stores obtained through the Western Merger that currently do not produce revenue.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                Other Exit
                                                Severance         Costs
                                                ---------       ----------
Balance, January 1, 2000                         $    18          $ 9,963
New provisions                                        --            1,435
Change in estimates                                   --              250
Reserves utilized                                    (14)          (3,666)
                                                ---------       ----------
Balance, October 7, 2000 (unaudited)             $     4          $ 7,982
                                                =========       ==========

         The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

         Additionally, as a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of October 7, 2000, all employees have been terminated and all leased stores have been closed.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                Other Exit
                                                Severance         Costs
                                                ---------      -----------
Balance, January 1, 2000                        $  3,510        $   7,825
Change in estimates                                    -             (221)
Reserves utilized                                 (3,146)          (2,139)
                                                ---------       ----------
Balance, October 7, 2000 (unaudited)            $    364        $   5,465
                                                =========       ==========

         The above liabilities related to severance costs will primarily be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

 5.      Early Extinguishment of Debt:

         During the third quarter of fiscal 2000, the Company repurchased $30,550 face value of Senior

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)

Subordinated Notes at a price ranging from 81.5 to 82.5 percent of their face value. Accordingly, the Company recorded a gain related to the extinguishment of this debt of $2,933, net of $1,759 provided for income taxes and $868 of associated deferred debt issuance costs.

 6.      Contingencies:

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

         The Company is also involved in various other claims, lawsuits and environmental issues arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material, adverse effect on the Company's financial position or future results of operations.

 7.      Related Parties:

         The following table presents the related party transactions with Sears included in the condensed consolidated statements of operations for the forty week periods ended October 7, 2000 and October 9, 1999 and the condensed consolidated balance sheets as of October 7, 2000 and January 1, 2000:

                                        Forty Week Periods Ended
                                  -----------------------------------
                                  October 7, 2000     October 9, 1999
                                  ---------------     ---------------
                                    (unaudited)         (unaudited)

Net sales to Sears                  $     5,905           $  3,790
Shared services revenue                       -              2,001
Shared services expense                       -              1,072
Credit card fee expense                     325              1,800

                                  October 7, 2000     January 1, 2000
                                  ---------------     ---------------
                                   (unaudited)

Receivables from Sears              $     4,759           $  6,625
Payables to Sears                         1,332              4,304

         The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. As of October 7, 2000 and January 1, 2000, the Company had a net receivable from its Parent of $226 and $5,912 respectively.


8.      Segment and Related Information:

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires entities to report financial and descriptive information related to segments within the organization.

              Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                             (dollars in thousands)

         The Company has the following operating segments: Retail and Wholesale. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers, franchisees and one Company-owned store in California all operating under the "Western Auto" trade name. The California store location generates approximately 12% of the total Wholesale segment revenues.

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

                                                                               Twelve Week Periods Ended
                                                                      ---------------------------------------------
         October 7, 2000 (unaudited)                                    Retail            Wholesale        Totals
         ----------------------------------------------------------------------------------------------------------
         Net sales                                                    $  523,243          $  28,895      $  552,138
         Income before provision
           for income taxes and extraordinary item                        15,773              1,954          17,727
         Segment assets (b)                                            1,309,455             70,482       1,379,937

         October 9, 1999 (unaudited)
         ----------------------------------------------------------------------------------------------------------
         Net sales                                                    $  485,776          $  37,070      $  522,846
         Income (loss) before provision (benefit)
           for income taxes                                                2,912               (159)          2,753
         Segment assets (a) (b)                                        1,298,800             74,627       1,373,427

                                                                               Forty Week Periods Ended
                                                                      ---------------------------------------------
         October 7, 2000 (unaudited)                                    Retail            Wholesale        Totals
         ----------------------------------------------------------------------------------------------------------
         Net sales                                                    $1,673,561          $ 113,809      $1,787,370
         Income before provision for income
           taxes and extraordinary items                                  38,211                 29          38,240
         Segment assets (b)                                            1,309,455             70,482       1,379,937

         October 9, 1999 (unaudited)
         ----------------------------------------------------------------------------------------------------------
         Net sales                                                    $1,565,936          $ 169,683      $1,735,619
         Loss before benefit for income taxes                            (21,332)            (7,069)        (28,401)
         Segment assets (a) (b)                                        1,298,800             74,627       1,373,427

         (a) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to the Retail segment through a dividend.

         (b) Excludes investment in and equity in net earnings or losses of subsidiaries.

              Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                             (dollars in thousands)


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

         Unaudited summarized combined financial information for Guarantor Subsidiaries is as follows:

                                                Twelve Week Periods Ended               Forty Week Periods Ended
                                              -------------------------------       --------------------------------
                                                 October 7,      October 9,           October 7,       October 9,
                                                  2000 (b)       1999 (a)(b)           2000 (b)        1999 (a)(b)
                                              --------------  ---------------       --------------   ---------------
                                                (unaudited)      (unaudited)           (unaudited)     (unaudited)
         Net sales                              $   75,639      $    82,802         $   262,157      $   323,502
         Gross profit                               23,757           23,435              70,386           77,796
         Royalty income from the Company             9,597            8,851              30,691           30,668
         Operating income                           12,093            7,201              28,267           25,925
         Net income (loss)                           8,576           (9,109)              1,387          (13,427)

                                                 October 7,       January 1,
                                                  2000 (b)       2000 (a)(b)
                                              --------------  ---------------
                                                (unaudited)
         Current assets                         $  126,113      $   122,304
         Non-current assets                         70,941           86,053
         Current liabilities                       145,236          146,416
         Non-current liabilities                   500,407          576,368

         (a) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to Advance Stores through a dividend.

         (b) Reflects the push down of guaranteed debt, deferred debt issuance costs and related interest and amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Stores Company, Incorporated and its subsidiaries (the "Company") is a wholly owned subsidiary of Advance Holding Corporation ("Holding"). The Company was formed in 1929. In the 1980's, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980's through the present, the Company has grown significantly through new store openings, strategic acquisitions and a merger with Western Auto Supply Company (the "Western Merger"). Additionally, in 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial delivery program that supplies parts and accessories to third party automotive service and repair providers.

     As of October 7, 2000, the Company had 1,701 stores in 37 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 600 independently owned dealer stores and three franchisees in 48 states and one Company-owned retail store in California all operating under the "Western Auto" trade name (the "Wholesale" segment).

     During the first quarter of fiscal 2000, the Company announced and finalized a plan to partner with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that operates independently from its partners and will utilize the Company's and CSK's existing logistics systems to support its web-based operations. The Company contributed the use of the "Parts America" domain name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company began selling product to PartsAmerica.com during the third quarter of fiscal 2000.

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

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; the Company's substantial leverage and debt service obligations; restrictive loan covenants on the Company's ability to pursue its business strategies; changes in business strategy or development plans; competition; weather conditions; extent of the market demand for auto parts; availability of inventory supply; unexpected fluctuation in merchandise costs; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees and environmental risks. Forward-looking statements regarding revenues, expenses, cash flows and liquidity are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

     The following tables set forth the statement of operations data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                                    Twelve Week Periods Ended        Forty Week Periods Ended
                                                                      (dollars in thousands)           (dollars in thousands)
                                                                          (unaudited)                       (unaudited)
                                                                 -------------------------------   --------------------------------
                                                                   October 7,       October 9,       October 7,         October 9,
                                                                      2000             1999             2000               1999
                                                                 -------------   ---------------   --------------     -------------
Net sales                                                          $   552,138     $     522,846      $ 1,787,370      $ 1,735,619
Cost of sales, including purchasing and warehousing costs              328,235           323,209        1,087,959        1,113,095
                                                                 -------------   ---------------   --------------     -------------
Gross profit                                                           223,903           199,637          699,411          622,524
Selling, general and administrative expenses                           193,859           174,536          617,334          574,167
                                                                 -------------   ---------------   --------------     -------------
Operating income, as adjusted                                           30,044            25,101           82,077           48,357
Expenses associated with merger integration                                 --            10,261             --             35,414
Expenses associated with non-cash compensation                             (67)              (20)             533              989
                                                                 -------------   ---------------   --------------     -------------
Operating income                                                        30,111            14,860           81,544           11,954
                                                                 -------------   ---------------   --------------     -------------
Interest expense                                                       (12,851)          (12,156)         (44,165)         (40,673)
Other, net                                                                 467                49              861              318
                                                                 -------------   ---------------   --------------     -------------
Income (loss) before provision (benefit) for income
  taxes and extraordinary item                                          17,727             2,753           38,240          (28,401)
Provision (benefit) for income taxes                                     6,703             1,223           14,384          (10,106)
                                                                 -------------   ---------------   --------------     -------------
Net income (loss) before extraordinary item                             11,024             1,530           23,856          (18,295)
Extraordinary gain, net of $1,759 income taxes                           2,933                --            2,933               --
                                                                 -------------   ---------------   --------------     -------------
Net income (loss)                                                  $    13,957     $       1,530      $    26,789      $   (18,295)
                                                                 =============   ===============   ==============     =============

                                                                     Twelve Week Periods Ended          Forty Week Periods Ended
                                                                            (unaudited)                       (unaudited)
                                                                 -------------------------------   --------------------------------
                                                                   October 7,       October 9,       October 7,         October 9,
                                                                      2000             1999             2000               1999
                                                                 -------------   ---------------   --------------     -------------
   Net sales                                                             100.0 %         100.0 %          100.0 %          100.0  %
   Cost of sales, including purchasing and warehousing costs              59.4            61.8             60.9             64.1
                                                                 --------------   -------------     ------------      -----------
   Gross profit                                                           40.6            38.2             39.1             35.9
   Selling, general and administrative expenses                           35.1            33.4             34.5             33.1
                                                                 --------------   -------------     ------------      -----------
   Operating income, as adjusted                                           5.5             4.8              4.6              2.8
   Expenses associated with merger integration                               -             2.0                -              2.0
   Expenses associated with non-cash compensation                         (0.0)           (0.0)             0.0              0.1
                                                                 --------------   -------------     ------------      -----------
   Operating income                                                        5.5             2.8              4.6              0.7
                                                                 --------------   -------------     ------------      -----------
   Interest expense                                                       (2.3)           (2.3)            (2.5)            (2.3)
   Other, net                                                              0.1             0.0              0.0              0.0
                                                                 --------------   -------------     ------------      -----------
   Income (loss) before provision (benefit) for income
     taxes and extraordinary item                                          3.3             0.5              2.1             (1.6)
   Provision (benefit) for income taxes                                    1.2             0.2              0.8             (0.6)
                                                                 --------------   -------------     ------------      -----------
   Net income (loss) before extraordinary item                             2.1             0.3              1.3             (1.0)
   Extraordinary gain, net of $1,759 income taxes                          0.5               -              0.2                -
                                                                 --------------   -------------     ------------      -----------
   Net income (loss)                                                       2.6 %           0.3 %            1.5 %           (1.0) %
                                                                 ==============   =============     ============      ===========

         Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales and net sales to the wholesale dealer network. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, each converted Parts America store is included in the comparable store net sales calculation after thirteen complete accounting periods following its conversion to an Advance Auto Parts store. The Company has historically not included the Service Stores in the comparable store net sales calculation but intends to during fiscal 2001.

         The Company's cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Service Stores and the one Company-owned retail store in California. Gross profit as a percentage of net sales may be affected by variations in the Company's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. The Company seeks to avoid fluctuation in merchandise costs by entering into long-term purchasing agreements with vendors in exchange for pricing certainty, but there can be no assurance such measures will in fact mitigate the effect of fluctuations in merchandise costs on gross profits.

         Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, depreciation and amortization, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Twelve Weeks Ended October 7, 2000 Compared to Twelve Weeks Ended October 9,
1999

         Net sales for the twelve weeks ended October 7, 2000 were $552.1 million, an increase of $29.3 million or 5.6% over net sales for the twelve weeks ended October 9, 1999. Net sales for the Retail segment increased $37.5 million or 7.7%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 4.0%, contributions from new stores opened within the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable store sales increase of 4.0% was primarily a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 8.6% for the twelve weeks ended October 9, 1999 as compared to the comparable period of fiscal 1998. Net sales for the Wholesale segment decreased 22.1% or $8.2 million, due to a decline in the number of independently owned dealer stores and increased local competition for the dealers.

         During the twelve weeks ended October 7, 2000, the Company opened 32 new stores, relocated three stores, and closed five stores, bringing the total retail stores to 1,701. The Company has 1,216 stores participating in its commercial delivery program, a result of no net program changes during the third quarter of fiscal 2000.

         Gross profit for the twelve weeks ended October 7, 2000 was $223.9 million or 40.6% of net sales, as compared to $199.6 million or 38.2% of net sales in the twelve weeks ended October 9, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and the continued decline in the net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were primarily related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $217.9 million or 41.7% of net sales for the twelve week period ended October 7, 2000, as compared to $191.8 million or 39.5% of net sales for the twelve week period ended October 9, 1999.

         Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $193.9 million or 35.1% of net sales for the twelve week period ended October 7, 2000, from $174.5 million or 33.4% of net sales for the twelve week period ended October 9, 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll, depreciation and supplies expense, partially offset by a decrease in net advertising costs, as a percentage of sales, as compared to the twelve week period ended October 9, 1999. The Company's commitment to its goal of making human resources a core competency, which it believes is critical to the Company's long-term success, has resulted in additional staffing in the stores and increased medical plan costs. The Company expects this commitment to increase the productivity of store personnel, which will positively impact store profitability and customer service. The increase in depreciation expense is primarily related to the change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. Additionally, the decrease in net advertising costs is a result of advertising dedicated to the converted Parts America store grand openings during third quarter of fiscal 1999.

          Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the twelve weeks ended October 7, 2000 was $30.0 million or 5.5% of net sales, as compared to $25.1 million or 4.8% of net sales in the twelve weeks ended October 9, 1999. The Retail segment contributed $26.9 million to operating income, while the Wholesale segment contributed $3.1 million to operating income.

          EBITDA (operating income plus depreciation and amortization), as adjusted for integration expenses and non-cash compensation, was $46.3 million in the twelve week period ended October 7, 2000 or 8.4% of net sales, as compared to $39.4 million or 7.5% of net sales in the twelve week period ended October 9, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

          Interest expense in the twelve weeks ended October 7, 2000 was $12.9 million or 2.3% of net sales, as compared to $12.2.million or 2.3% of net sales in the twelve weeks ended October 9, 1999. Interest expense increased as a result of higher interest rates, offset by a reduction in average borrowings during the twelve week period ended October 7, 2000. During the third quarter of fiscal 2000, the Company repurchased $30.6 million of Senior Subordinated Notes. As a result of the early extinguishment of debt, the Company expects to benefit from lower interest expense in the future.

          Income tax expense for the twelve weeks ended October 7, 2000 was $6.7 million compared to $1.2 million in the twelve weeks ended October 9, 1999. This increase was primarily due to the increase in income before taxes for the twelve weeks ended October 7, 2000 as compared to the twelve weeks ended October 9, 1999.

          The Company recorded net income of $14.0 million for the twelve week periods ended October 7, 2000, as compared to net income of $1.5 million for the twelve week periods ended October 9, 1999. In addition to the items previously discussed, the Company also recorded an extraordinary gain related to the early extinguishment of debt of $2.9 million, net of $1.8 million provided for income taxes and $0.9 million of associated deferred debt issuance costs. As a percentage of sales, the net income for the twelve week period ended October 7, 2000 was 2.6% as compared to net income of 0.3% for the twelve week period ended October 9, 1999.

Forty Weeks Ended October 7, 2000 Compared to Forty Weeks Ended October 9, 1999

          Net sales for the forty weeks ended October 7, 2000 were $1,787.4 million, an increase of $51.8 million or 3.0% over net sales for the forty weeks ended October 9, 1999. Net sales for the Retail segment increased $107.6 million or 6.9%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 3.8%, contributions from new stores opened within the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable store sales increase of 3.8% was primarily a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 11.4% for the forty weeks ended October 9, 1999 as compared to the comparable quarter of fiscal 1998. Net sales for the Wholesale segment decreased 32.9% or $55.9 million, due to a decline in the number of independently owned dealer stores and increased local competition for the dealers.

          During the forty weeks ended October 7, 2000, the Company opened 106 new stores, relocated 9 stores, and closed 21 stores, bringing the total retail stores to 1,701. The Company has 1,216 stores participating in its commercial delivery program, a result of adding 122 net stores during fiscal 2000.

          Gross profit for the forty weeks ended October 7, 2000 was $699.4 million or 39.1% of net sales, as compared to $622.5 million or 35.9% of net sales in the forty weeks ended October 9, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and the continued decline in the net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were primarily related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $681.6 million or 40.7% of net sales for the forty week period ended October 7, 2000, as compared to $595.6 million or 38.0% of net sales for the forty week period ended October 9, 1999.

          Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $617.3 million or 34.5% of net sales for the forty week period ended October 7, 2000, from $574.2 million or 33.1% of net sales for the forty week period ended October 9, 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll, insurance and depreciation expense, partially offset by a decrease in net advertising costs, as a percentage of sales, as compared to the forty week period ended October 9, 1999. The Company's commitment to its goal of making human resources a core competency, which it believes is critical to the Company's long-term success, has resulted in additional staffing in the stores and increased medical plan costs. The Company expects this commitment to increase the productivity of store personnel, which will positively impact store profitability and customer service. The increase in depreciation expense is primarily related to the change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. Additionally, the decrease in net advertising costs is a result of advertising dedicated to the converted Parts America store grand openings during fiscal 1999.

          Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the forty weeks ended October 7, 2000 was $82.1 million or 4.6% of net sales, as compared to $48.4 million or 2.8% of net sales in the forty weeks ended October 9, 1999. The Retail segment contributed $77.7 million to operating income, while the Wholesale segment contributed $4.4 million to operating income for the forty weeks ended October 7, 2000.

          EBITDA (operating income plus depreciation and amortization), as adjusted for integration expenses and non-cash compensation, was $132.7 million in the forty week period ended October 7, 2000 or 7.4% of net sales, as compared to $92.0 million or 5.3% of net sales in the forty week period ended October 9, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

          Interest expense in the forty weeks ended October 7, 2000 was $44.2 million or 2.5% of net sales, as compared to $40.7 million or 2.3% of net sales in the forty weeks ended October 9, 1999. The increase in interest is a result of an increase in interest rates over the similar period of fiscal 1999 offset by a decrease in net outstanding borrowings. During the third quarter of fiscal 2000, the Company repurchased $30.6 million of Senior Subordinated Notes. As a result of the early extinguishment of debt, the Company expects to benefit from lower interest expense in the future.

          Income tax expense for the forty weeks ended October 7, 2000 was $14.4 million compared to a benefit of $10.1 million in the forty weeks ended October 9, 1999. This increase was primarily due to having income before taxes for the forty week period ended October 7, 2000 as compared to a net loss for the forty week period ended October 9, 1999.

          The Company recorded net income of $26.8 million for the forty week period ended October 7, 2000, as compared to a net loss of $18.3 million for the forty week period ended October 9, 1999. In addition to the items previously discussed, the Company also recorded an extraordinary gain related to the early extinguishment of debt of $2.9 million, net of $1.8 million provided for income taxes and $0.9 million of associated deferred debt issuance costs. As a percentage of sales, the net income for the forty week period ended October 7, 2000 was 1.5% as compared to a net loss of 1.0% for the forty week period ended October 9, 1999.

Liquidity and Capital Resources

          The Company believes it will have sufficient liquidity to fund its debt service obligations, including indebtedness incurred in connection with the Western Merger, and implement its growth strategy over the next twelve months. As of October 7, 2000, the Company had reduced its outstanding indebtedness by $74.5 million since January 1, 2000 to $489.5 million consisting of $169.4 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $308.5 million under the bank credit facility (the "Credit Facility"), $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB") and $1.6 million of other notes payable.

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

          During fiscal 2000, the Company expects to open approximately 140 new stores, of which 106 have been opened as of October 7, 2000. The average new store opening requires capital expenditures of approximately $120,000 per store and an inventory investment of approximately $350,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

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

          The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the first three quarters of fiscal 2000, the Company closed five stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 18 additional stores not meeting profitability objectives, 16 of which have been closed as of October 7, 2000.

          As a result of the Western Merger, the Company decided to close certain Advance Auto Parts stores due to store performance or because such stores were in overlapping markets with Parts America stores. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of October 7, 2000, these reserves had a remaining balance of $10.5 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At October 7, 2000, the total liability for the restructuring and deferred compensation plans was $3.4 million and $5.7 million, respectively, of which $2.0 million and $1.5 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

          For the forty weeks ended October 7, 2000, net cash provided by operating activities was $100.6 million. Of this amount, $26.8 million was provided by net income. Depreciation provided an additional $50.6 million, amortization of deferred debt issuance costs provided $2.4 million and $20.8 million was provided by a net decrease in working capital and other, primarily attributable to the Company's efforts in maintaining extended payment terms from its vendors. Net cash used in investing activities was $42.1 million and was comprised primarily of net capital expenditures. Net cash used in financing activities was $64.8 million and was comprised primarily of a decrease in net borrowings under the credit facilities, including the repurchase of the

Senior Subordinated Notes during the third quarter of fiscal 2000 with cash flows provided by operating activities through the forty week period ended October 7, 2000.

          The Senior Subordinated Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal payments until maturity in April 2008. The indenture governing the Senior Subordinated Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries and restrict the Company from engaging in certain mergers or consolidations and sell assets. The IRB bears interest at a variable rate, payable monthly, and will require no principal payments until maturity in November 2002.

          During third quarter of fiscal 2000, the Company repurchased $30.6 million face value of Senior Subordinated Notes at a price ranging from 81.5 to
82.5 percent of their face value. Accordingly, the Company recorded a gain related to the extinguishment of this debt of $2.9 million, net of $1.8 million provided for income taxes and $.9 million of associated deferred debt issuance costs.

          The Company has access to a total of $463.5 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $124.0 million Tranche B term loan, which was made at the closing of the recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $11.9 million was outstanding for letters of credit, at October 7, 2000, (iii) a $124.5 million delayed draw term loan of which $94.5 million was borrowed at October 7, 2000 and (iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at October 7, 2000, the margins were 1.75% and 0.75% for Eurodollar and base rate borrowings, respectively. Additionally, at October 7, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

          Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for
(i) reinvestment of certain asset sale proceeds within 360 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future. The Company did not make any mandatory prepayments in fiscal 1999, and does not anticipate any mandatory prepayments in fiscal 2000.

          The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver, delayed draw term and deferred term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories and certain debt covenants. As of October 7, 2000, $142.4 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital.

          The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Senior Discount Debentures (the "Debentures") commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Credit Facility as of October 7, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. The Company's exposure to interest rate risk decreased during the first three quarters of fiscal 2000 due to decreased outstanding borrowings offset by increased interest rates.

          The Company's fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes. The Company's variable rate debt relates to borrowings under the Credit Facility and the IRB. The Company's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

          The table below presents principal cash flows and related weighted average interest rates on the Company's long-term debt at October 7, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at October 7, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                     Fair
                                 Fiscal    Fiscal    Fiscal    Fiscal      Fiscal                                   Market
                                  2000     2001       2002      2003        2004        Thereafter      Total        Value
                                -------  -------    -------   ---------   -----------   ----------    ---------    ---------
Long-term debt:                                                 (dollars in thousands)
Fixed rate                      $   --   $    --    $    --     $    --     $      --    $ 169,450    $ 169,450    $ 135,560
Weighted average
   interest rate                    --        --         --          --            --         10.3%        10.3%
Variable rate                   $1,000   $ 3,000    $14,000     $ 4,000     $ 206,500    $  90,000    $ 318,500    $ 318,500
Weighted average
   interest rate                   9.2%      8.7%       8.7%        8.9%          8.9%         9.0%         8.7%

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

         The Company is also involved in various other claims, lawsuits and environmental issues arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material, adverse effect on the Company's financial position or future results of operations.

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

                                          ADVANCE STORES COMPANY, INCORPORATED
                                          a Virginia corporation


November 16, 2000                           By: /s/ Jimmie L. Wade
                                               _______________________________
                                               Jimmie L. Wade
                                               President and Chief Financial
                                               Officer, Secretary (as principal
                                               executive and accounting officer)