Form 10-K
period 2000-12-30
ADVANCE STORES CO INC
filed 2001-03-30
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 30, 2000

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

Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable.

        As of March 30, 2001, the registrant had outstanding 538 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

Aggregate market value of the registrant's voting and nonvoting Class A Common Stock. Not Applicable.

                   Documents Incorporated by Reference: None
--------------------------------------------------------------------------------

                                    PART I

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects" and words of similar import. All statements other than statements of historical fact included in statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the automotive aftermarket industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks and uncertainties include, but are not limited to, those identified in the "Risk Factors" section of this Form 10-K located at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.   Business.

General

     As of December 30, 2000, Advance Stores Company, Incorporated (the "Company") operated 1,728 stores in 37 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" names (the "Retail" segment). Advance Auto Parts is the second largest specialty retailer of automotive parts, accessories and maintenance items in the United States, and based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer automotive parts, accessories and service as well as home and garden merchandise. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 590 independently-owned dealer stores in 48 states and one Company-owned retail store in California all operating under the "Western Auto" trade name (the "Wholesale" segment). Since fiscal 1999, the Company has derived over 90% of its total revenues from the retail sale of automotive parts and accessories. For fiscal 1998 and prior (before the Western Auto Supply Company Merger in November 1998), 100% of the Company's total revenues were derived from the retail sale of automotive parts and accessories.

     The Company was formed in 1929. In the 1980s, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980s through the present, the Company has grown significantly through new store openings and strategic acquisitions. In 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial sales program ("Commercial Program") in the Retail segment. The Commercial Program includes specific marketing to attract additional DIFM customers and delivery of parts and accessories to third party automotive service and repair providers in certain markets ("Commercial Delivery").

Recapitalization

     In April 1998, Advance Holding Corporation, the Company's parent ("Holding"), consummated its recapitalization (the "Recapitalization"). See Note 14 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization.

Western Merger

     In November 1998, Holding completed a Plan of Merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears") to acquire Western Auto Supply Company ("Western"). As consideration in the Western Merger, the Company issued to Sears 11,474,606 shares of Common Stock of Holding (the "Holding Common Stock") and paid Sears $185.0 million in cash. Certain existing stockholders of Holding invested an additional $70.0 million in equity to fund a portion of the cash purchase price, the remainder of which was funded through additional borrowings under the Company's Credit Facility (the "Credit Facility") and cash on hand. See Note 15 to "Item 8. Financial Statements" for further discussion of the Western Merger.

     The integration of Western included converting a net 545 Parts America stores (the "Parts America Conversion") to Advance Auto Parts stores, adding a net 39 Western Auto stores and supplying Western Auto dealer stores in 48 states. In addition, the Company consolidated duplicative facilities, integrated certain administrative and support functions into its corporate headquarters, separated or relocated certain employees and integrated the management information systems of the combined companies.

Store Operations

     Retail Operations

     The Company's domestic stores are generally located in or adjacent to good visibility, high traffic strip shopping centers. These stores generally range in size from 5,000 to 10,000 square feet, averaging approximately 7,500 square feet, and currently stock between 16,000 and 21,000 stock keeping units ("SKUs"). In addition, approximately 115,000 SKUs that are not stocked at the store level are available on a next or same day basis to virtually all domestic stores through the Company's PDQ(R) network. During fiscal 2000, the Company initiated a Mini-PDQ(R) concept that utilizes existing space in certain stores to ensure the availability of regional specific products to all stores in their demographic market. On average, a Mini-PDQ(R) makes an additional 7,500 to 12,000 SKUs available on a same day basis in these markets.

     Additionally, as of December 30, 2000, the Company had 1,209 of the total Retail stores participating in Commercial Delivery. Commercial Delivery utilizes store employees to take orders from commercial customers and deliver the orders in designated vehicles assigned to the participating stores.

     The Company's domestic stores are divided into three regions, which are managed by Senior Vice Presidents who are supported by 10 Regional Vice Presidents. Reporting to the Regional Vice Presidents are Division Managers who have direct responsibilities for store operations. A typical division consists of 14 to 18 stores. Depending on store size and sales volume, each store is staffed by 8 to 30 employees under the leadership of a Store Manager. Stores are generally open seven days a week from 8:00 a.m. to 8:00 p.m.

     The Service Stores in Puerto Rico and the Virgin Islands comprise a fourth region of the Retail segment and are managed by one Senior Vice President who is supported by a Vice President, six District Managers, Store Managers and field personnel. These stores average approximately 16,000 square feet and stock approximately 21,000 SKUs of automotive and home and garden merchandise, and are staffed with up to 60 employees depending on store size and sales volume. The store hours are generally 7:00 a.m. to 8:00 p.m. seven days a week.

     The Company's Retail segment stores are currently located as follows:

                 Number of                        Number of                         Number of
  Location      Stores as of     Location        Stores as of     Location         Stores as of
                December 30,                     December 30,                      December 30,
                    2000                             2000                              2000
------------    ------------  --------------     ------------  --------------   -----------------
Alabama              60       Maine                    7       Pennsylvania            124
Arkansas             19       Maryland                30       Puerto Rico              39
Colorado             15       Massachusetts           20       Rhode Island              3
Connecticut          24       Michigan                42       South Carolina           95
Delaware              5       Mississippi             22       South Dakota              6
Florida              25       Missouri                37       Tennessee               114
Georgia             130       Nebraska                16       Texas                    41
Illinois             23       New Hampshire            3       Vermont                   2
Iowa                 25       New Jersey              17       Virgin Islands            2
Indiana              65       New York                95       Virginia                125
Kansas               26       North Carolina         165       West Virginia            61
Kentucky             62       Ohio                   140       Wisconsin                16
Louisiana            23       Oklahoma                 2       Wyoming                   2

     Wholesale Operations

     The wholesale dealer operations are managed by one Senior Vice President, a Vice President, a National Sales Manager, an Operations Manager and various field and support personnel. The wholesale dealer operations consist of a network of independently owned locations, which include associate, licensee, sales center and franchise dealers. Associate, licensee and franchise stores have rights to the use of the "Western Auto" name and certain services provided by the Company. Sales centers only have the right to purchase certain products from Western. The Company and Western also provide services to Wholesale through various administrative and support functions chosen by each independent location.

Purchasing and Merchandising

     Merchandise is selected and purchased for all stores in the Retail and Wholesale segments by personnel at the Company's corporate offices in Roanoke, Virginia and Kansas City, Missouri. In fiscal 2000, the Company purchased from over 200 vendors, with no single vendor accounting for 10% or more of purchases. The Company's purchasing strategy involves negotiating multi-year agreements with certain vendors. In connection with the Western Merger, the Company entered into several long-term agreements that provide more favorable terms and pricing, which will continue through the current term of the agreements, generally three to five years.

     The Company's merchandising objective related to automotive products is to carry a broad selection of brand names in the Advance Auto Parts stores such as:
Fram-Bendix-Autolite, Fel-Pro, Federal-Mogul and AC Delco, that generate customer traffic and appeal to the Company's commercial delivery customers. Additionally, the Service Stores and the Wholesale segment carry home and garden products by Whirlpool, Maytag, MTD Lawn Products, Electrolux Home Products and automotive products by Michelin, Goodyear, General/Continental and Bridgestone in addition to those products carried in the Advance Auto Parts stores. In connection with the Western Merger, the Company reached agreements with Sears to supply the Service Stores and the Wholesale segment with certain DieHard(R) and Craftsman(R) brand products. In addition to such branded products, the Company stocks a wide selection of high quality private label products that appeal to value conscious customers. Sales of replacement parts account for approximately 60% of the Company's sales and generate higher gross profit margins than maintenance items or general accessories. The Company determines its product mix based on a merchandising program designed to identify the optimal inventory mix at each individual store based on that store's historical and projected sales.

Warehouse and Distribution

     The Company currently operates six distribution centers that service Advance Auto Parts stores in the United States. The Company also operates a separate distribution center in the United States that services the Service Stores and the Wholesale segment.

     All distribution centers are equipped with technologically advanced material handling equipment, including carousels, "pick to light" systems, radio frequency technology and automated sorting systems.

     The Company offers approximately 25,000 SKUs on a next day basis to substantially all of its domestic retail stores via its nine PDQ(R) warehouses. Stores place orders to these facilities through an on-line ordering system, and ordered parts are delivered to substantially all stores the next day through the Company's dedicated PDQ(R) trucking fleet. In addition, the Company operates a PDQ(R) warehouse that stocks approximately 90,000 SKUs of harder to find automotive parts and accessories. This facility is known as the "Master PDQ(R)" warehouse and utilizes existing PDQ(R) distribution infrastructure to provide next day service to substantially all of the Advance Auto Parts stores. During fiscal year 2000, the Company embarked on a new Mini PDQ(R) distribution concept that utilizes store space to provide certain demographic markets with an additional customized mix of approximately 7,500 to 12,000 SKUs. As of December 30, 2000, the Company operates four Mini PDQ(R) facilities and plans to open up to six additional facilities in fiscal 2001.

     The following table sets forth certain information relating to the Company's main distribution facilities:

                                                                 Opening                                         Size
       Distribution Facility                                      Date                    Area Served          (Sq. ft.)
-----------------------------------                              -------           -------------------------   ---------
Main Distribution Centers
     Roanoke, Virginia......................................      1988             Mid-Atlantic                 440,000
     Gadsden, Alabama.......................................      1994             South                        240,000
     Jeffersonville, Ohio...................................      1996             Mid West                     383,000
     Gastonia, North Carolina (1)...........................      1969             Service Stores, Wholesale    663,000
                                                                                   Dealer Network
     Salina, Kansas (1).....................................      1971             West                         441,000
     Delaware, Ohio (1).....................................      1972             Northeast                    510,000
     Thomson, Georgia.......................................      1999             Southeast                    383,000

PDQ(R) Warehouses
     Salem, Virginia........................................      1983             Mid-Atlantic                  50,400
     Smithfield, North Carolina.............................      1991             Southeast                     42,000
     Jeffersonville, Ohio (2)...............................      1996             Mid West                      50,000
     Thomson, Georgia (2)...................................      1998             South, Southeast              50,000
     Goodlettesville, Tennessee.............................      1999             Central                       41,900
     Youngwood, Pennsylvania................................      1999             East                          49,000
     Riverside, Missouri....................................      1999             West                          45,000
     Guilderland Center, New York...........................      1999             Northeast                     47,400
     Temple, Texas (1)(3)...................................      1999             Southwest                    100,000

Master PDQ(R) Warehouse
     Andersonville, Tennessee...............................      1998             All                          116,000

(1)    The Company acquired these facilities in the Western Merger in November
       1998.
(2)    This facility is located within the main distribution center.
(3) Total capacity of this facility is approximately 550,000 square feet and is held for sale at December 30, 2000.

Management Information Systems

     Store Based Information Systems

     The Company has store-based information systems located in its Advance Auto Parts stores, which are designed to improve the efficiency of its operations and enhance customer service, and are comprised of Point-of-Sale ("POS"), Electronic Parts Catalogs ("EPC") and Store Level Inventory Management ("SLIM") systems. These systems are tightly integrated in the store and interact with the Company's corporate offices in Roanoke, Virginia via a frame relay communications network. Together, these systems provide real time, comprehensive information to store personnel, resulting in improved customer service and in-stock availability.

     Point-of-Sale: The POS system has improved store productivity and customer service by streamlining store procedures. POS information is used to formulate the Company's pricing, marketing and merchandising strategies as well as to rapidly replenish inventory. Beginning in second quarter of fiscal 2001, the Company will begin to install a new POS system in all stores. The system is designed to improve customer check out time as well as decrease the amount of time required to train new store associates. In addition, the new POS system will provide additional customer purchase and warranty history, which may be used for targeted marketing programs in the future.

     Electronic Parts Catalog: The EPC system is a software based system that identifies the application, location and availability of over 2 million automotive parts and accessory applications. Additionally, the EPC system enables sales associates to assist customers in parts selection and ordering based on the year, model, engine type and application needed. The EPC system displays an identified part, its inventory status, and its availability through the PDQ(R) system, if the part is not available at the store. The EPC system also displays related parts for sales associates to recommend to a customer, which leads to increased average sales per customer. The integration of this system with the POS system improves customer service by reducing time spent at the cash register and fully automating the sales process between the parts counter and the POS register. Additionally, this system allows sales associates to order parts and accessories electronically from the Company's PDQ(R) system with immediate confirmation of price, availability and delivery schedule. Information about a customer's automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones the store. In conjunction with the rollout of the new POS system beginning in the second quarter of fiscal 2001, the Company will also install a new EPC in its stores. This new catalog, which is fully integrated with the new POS system, will provide store associates with additional product information and easier parts lookup via search engines and system navigation tools.

     To ensure ongoing improvement of EPC information in all stores, the Company has developed a corporate based EPC data management system that allows the Company to reduce the cycle time for cataloging and delivering updated product data to stores. This system also provides the capability of cataloging non-application specific parts and additional product information such as technical bulletins, images of parts and related diagrams of automobiles and expanded related parts for the item being purchased. The new corporate based EPC data management system will also be included in the rollout of the new point of sale system beginning in second quarter of fiscal 2001.

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

     Store IntraNet ("STORENET"): The STORENET provides all stores browser-based access to additional corporate information. This provides store personnel access to on-line training, operational manuals, store planograms, planning calendars and financial information.

     Communications Network: All Company locations in the United States communicate via a frame relay network. The Puerto Rico and Virgin Island Service Stores are supported via a satellite network. The frame relay network provides adequate capacity to support the Company's growth strategy and future in-store applications.

     Financial Systems

     The Company is in the process of transitioning its administrative software to support key Financial and Human Resource functions to PeopleSoft, an enterprise resource planning software. This transition will be completed in phases during the second and third quarters of fiscal 2001. The new software will bring about process improvements and efficiencies through the implementation of improved business processes. It will also provide improved reporting and access to information, and is intended to enable the Company to sustain future growth with current staffing levels.

     Logistics and Purchasing Information Systems

     Distribution Center Management System ("DCMS"): DCMS provides real-time inventory tracking throughout the stages of receiving, picking, shipping and replenishment at the distribution center level. The DCMS, integrated with material handling equipment, significantly reduces warehouse and distribution costs while improving efficiency. All of the Company's logistic facilities currently operate using this technology. As a result, the Company has the capacity to service over 2,000 stores from its six retail distribution centers that serve Advance Auto Parts stores and has the capability to support the Service Stores and the Wholesale segment from its Gastonia distribution center.

     E3 Replenishment System ("E3"): E3, which was implemented in 1994, monitors the Company's distribution center and PDQ(R) warehouse inventory levels and orders additional products when appropriate. In addition, the system tracks sales trends by SKU, allowing the Company to adjust future orders to evolving demand. The Company is currently implementing a store level replenishment version of E3 and has converted approximately 430 stores as of December 30, 2000. The Company plans to have all stores converted by the end of third quarter fiscal 2001.

Employees

     As of December 30, 2000, the Company employed approximately 15,500 full-time employees and 8,500 part-time employees. Approximately 83% of the Company's workforce is employed in store level operations, 13% in distribution and 4% in the Company's corporate offices in Roanoke, Virginia, and Kansas City, Missouri. The Company has never experienced any labor disruption and believes that its labor relations are good.

Competition

     The Company competes in the automotive aftermarket industry, which consists of replacement parts, maintenance items and accessories which, according to industry estimates, generates approximately $90 billion in sales per year. The Company competes for both DIY and DIFM customers. Although the number of competitors and the level of competition vary by market area, both markets are highly fragmented and generally very competitive. The Company competes primarily with national and regional retail automotive parts chains (such as AutoZone, Inc., Discount Auto Parts, Inc., O'Reilly Automotive, Inc. and The Pep Boys-- Manny, Moe & Jack), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), independent operators, automobile dealers and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). The Company believes that chains of automotive parts stores, such as the Company, with multiple locations in regional markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal competitive factors that affect the Company's business are store location, customer service, product selection, availability, quality and price.

E-commerce

     In January of fiscal 2000, the Company announced a joint venture with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that operates independently from its partners and utilizes the Company's and CSK's existing logistic systems to support its web-based operations. The Company has contributed the use of the "Parts America" tradename to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company began selling product to PartsAmerica.com during third quarter of fiscal 2000.

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

     The Company owns and leases real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Certain other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with such laws and regulations has not had a material impact on its operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on the Company or its operations. The Company believes it is currently in compliance with such laws and regulations.

Item 2.   Properties.

     The following table sets forth certain information concerning the Company's principal facilities:

                                                                                                Size            Nature of
              Primary Use                                           Location                  (Sq. ft.)         Occupancy
------------------------------------------------------      ----------------------------      ---------         ---------
Corporate offices.....................................      Roanoke, Virginia                    49,000         Leased (1)
Corporate offices.....................................      Kansas City, Missouri                12,500         Leased
Administrative offices................................      Roanoke, Virginia                    40,000         Leased
Distribution center...................................      Roanoke, Virginia                   440,000         Leased (2)
Distribution center...................................      Gadsden, Alabama                    240,000         Owned
Distribution center...................................      Salina, Kansas                      441,000         Owned
Distribution center...................................      Delaware, Ohio                      510,000         Owned
Distribution center...................................      Gastonia, North Carolina            663,000         Owned
Distribution center and regional PDQ(R) warehouses....      Jeffersonville, Ohio                383,000         Owned
Distribution center and regional PDQ(R) warehouses....      Thomson, Georgia                    383,000         Leased (3)
Regional PDQ(R) Warehouse.............................      Temple, Texas                       100,000         Owned (4)
Regional PDQ(R) Warehouse.............................      Salem, Virginia                      50,400         Leased
Regional PDQ(R) Warehouse.............................      Smithfield, North Carolina           42,000         Leased
Regional PDQ(R) Warehouse.............................      Goodlettsville, Tennessee            41,900         Leased
Regional PDQ(R) Warehouse.............................      Youngwood, Pennsylvania              49,000         Leased
Regional PDQ(R) Warehouse.............................      Riverside, Missouri                  45,000         Leased
Regional PDQ(R) Warehouse.............................      Guilderland Center, New York         47,400         Leased
Master PDQ(R) Warehouse...............................      Andersonville, Tennessee            116,000         Leased

(1) This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and grandchild of Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(2) This facility is owned by Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(3) The construction of this facility was financed in fiscal 1997 by a $10.0 million IRB issuance from the Development Authority of McDuffie County of the State of Georgia, from which the Company leases the facility. The Company has an option to purchase this facility for $10.00 at the end of five years or upon prepayment of the outstanding bonds.
(4) Total capacity of this facility is approximately 550,000 square feet and is held for sale at December 30, 2000.

     At December 30, 2000, 134 and 1,595 of the Company's stores were owned and leased, respectively. The expiration dates (including renewal options) of the store leases are summarized as follows:

                 Years                                Stores (1)
               ---------                              ----------
               2001-2002                                  40
               2003-2007                                 163
               2008-2012                                 317
               2013-2022                                 967
               2023-2032                                  85
               2033-2048                                  23

(1) Of these stores, 23 are owned by affiliates of the Company. See "Item 13. Certain Relationships and Related Transactions."

Item 3.   Legal Proceedings.

     In March 2000, the Company was notified that it has been named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

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

     In November 1997, Joe C. Proffitt, Jr. on behalf of himself and all others in the states of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from the Company from November 1, 1991 to November 5, 1997 filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging the sale by the Company of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages. The Company believes it has no liability for such claims and intends to defend them vigorously.

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

     In connection with the Recapitalization, the Company paid a cash dividend to Holding in the amount of $183.0 million. In addition, in June 1998, the Company paid a dividend to Holding in the amount of $150.0 million. The Company expects to pay dividends to Holding in the future in order for Holding to redeem its Senior Discount Debentures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of restrictions in the Company's debt instruments on its ability to pay cash dividends.

Item 6.   Selected Financial Data.

     The following table sets forth selected consolidated statement of operations, balance sheet and other operating data of the Company. The selected consolidated financial data for each of the five fiscal years during the period ended December 30, 2000 are derived from the audited financial statements of the Company which have been audited by Arthur Andersen LLP. The data presented below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included herein, the other financial information included herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The following financial data includes certain expenses related to the merger integration and Parts America Conversion incurred in fiscal 1998 and fiscal 1999 and certain private company expenses that were eliminated in the Recapitalization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed discussion of these expenses.

                                                                                     Fiscal Year (1)
                                                               -----------------------------------------------------------
                                                                 1996       1997        1998         1999         2000
                                                               ---------  ---------  -----------  -----------  -----------
                                                                                 (dollars in thousands)
Statement of Operations Data:
Net sales..................................................    $ 705,983  $ 848,108  $ 1,220,759  $ 2,206,945  $ 2,288,022
Cost of sales..............................................      437,615    524,586      766,198    1,404,113    1,392,127
Selling, general and administrative expenses (2)...........      227,936    279,729      399,965      780,114      800,845
Expenses associated with the Recapitalization (3)..........            -          -       14,277            -            -
Expenses associated with the restructuring in
   conjunction with the Western Merger (4).................            -          -        6,774            -            -
Non-cash and other employee compensation (5) (6)...........          113        195        1,135        2,483        2,261
Operating income...........................................       40,319     43,598       32,410       20,235       92,789
Interest expense...........................................        6,221      7,732       29,517       53,844       56,519
Other, net.................................................         (151)      (824)         606        4,416          762
Income (loss) before income taxes..........................       33,947     35,042        3,499      (29,193)      37,032
Income tax expense (benefit)...............................       13,735     14,670        1,887       (9,628)      13,861
Income (loss) before extraordinary item....................       20,212     20,372        1,612      (19,565)      23,171
Extraordianary item, gain on debt extinguishment,
   net of $1,759 income taxes..............................            -          -            -            -        2,933
Net income (loss)..........................................       20,212     20,372        1,612      (19,565)      26,104

                                                                                     Fiscal Year (1)
                                                               -----------------------------------------------------------
                                                                 1996       1997        1998         1999         2000
                                                               ---------  ---------  -----------  -----------  -----------
                                                                                 (dollars in thousands)
Other Data:
EBITDA (7).................................................... $  57,818  $  65,399  $   62,374   $   78,382   $  159,615
EBITDAR (8)...................................................    96,423    113,697     130,648      191,302      280,611
Capital expenditures..........................................    44,264     48,864      65,790      105,017       70,566
Percentage increase in comparable store net
   sales (9)..................................................       2.1%       5.7%        7.8%        10.3%         4.4%
Commercial sales (10).........................................    68,878    100,180     129,926      244,940      355,923
Net cash provided by (used in) operating
   activities.................................................    21,575     41,679      37,897      (19,320)     103,788
Net cash used in investing activities.........................   (44,121)   (48,607)   (423,675)    (113,824)     (64,940)
Net cash provided by (used in) financing
   activities.................................................    15,193      7,443     412,551      121,501      (43,416)
Stores open at end of period..................................       649        814       1,567        1,617        1,729


Balance Sheet Data:
Net working capital (11)...................................... $ 101,957  $ 113,136  $  310,833   $  356,312   $  322,589
Total assets..................................................   384,620    449,626   1,261,516    1,344,952    1,349,296
Total debt (including current maturities and bank overdrafts).   107,920    113,777     455,776      576,149      516,512
Stockholder's equity..........................................   108,797    129,169     221,011      202,528      231,371


(1) The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks except for fiscal 1997, which consists of 53 weeks.
(2) Fiscal 1999 and fiscal 1998 amounts include certain merger integration and Parts America Conversion expenses that total $41,034 and $7,788, respectively. Fiscal 1997 amount includes an unusual medical claim that exceeded the Company's stop loss insurance coverage. The Company increased its stop loss coverage effective January 1, 1998 to a level that would provide insurance coverage for a medical claim of this magnitude. The pre-tax amount of this claim, net of related increased insurance costs, was $882. In addition, amounts are included for all fiscal years for private company expenses incurred prior to the Recapitalization that relate primarily to compensation and benefits paid to the Company's Chairman that were eliminated after the Recapitalization. These amounts are $2,482, $3,056 and $845 for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. There are no private company expenses in the fiscal 1999 or fiscal 2000 amounts.
(3) Represents expenses incurred in the Recapitalization related primarily to bonuses paid to certain employees and professional services.
(4) Represents fiscal 1998 expenses primarily related to lease costs associated with the 31 Advance Auto Parts stores closed in overlapping markets in connection with the Western Merger.
(5) Represents interest component of net periodic postretirement benefit cost related to the Company's unfunded post retirement benefit obligation.
(6) Represents non-cash compensation expenses related to stock options granted to certain Company employees.
(7) EBITDA represents operating income plus depreciation and amortization included in operating income. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company has included it herein because management believes this information is useful to investors as such measure provides additional information with respect to the Company's ability to meet its future debt service, capital expenditure and working capital requirements and, in addition, certain covenants in the indenture and Credit Facility (See "Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations") are based upon an EBITDA calculation. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one time expenses, private company expenses, Recapitalization expenses, non-cash and other employee compensation expenses (see Note 5 & 6 above), restructuring expenses and merger integration expenses should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     The following table reflects the effect of these items:

                                                                                         Fiscal Year (1)
                                                                              --------------------------------------

                                                                                1998          1999           2000
                                                                              --------      ---------      ---------
                                                                                      (dollars in thousands)
     Other Data:
     EBITDA.................................................................  $ 62,374      $  78,382      $ 159,615
          Private company expenses (a)......................................       845              -              -
          Recapitalization expenses (b).....................................    14,277              -              -
          Non-cash and other employee compensation expenses
           (see note 5 & 6 above)...........................................     1,135          2,483          2,261
          Restructuring expenses (see note 4 above).........................     6,774              -              -
          Merger integration expenses (c)...................................     7,788         41,034              -
                                                                              --------      ---------      ---------
     EBITDA, as adjusted....................................................  $ 93,193      $ 121,899      $ 161,876

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

(8) EBITDAR represents EBITDA plus operating lease expense. Because the proportion of stores leased versus owned varies among industry competitors, the Company believes that EBITDAR permits a meaningful comparison of operating performance among industry competitors. The Company leases substantially all of its stores.
(9) Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. The Company has not included Service Stores in its comparable store net sales calculation, but plans to in the future.
(10) Represents net sales from Advance Auto Parts stores and Parts America stores after the store level management information system conversion ("MIS Conversion") to commercial customers, both delivery and non-delivery sales.
(11) Net working capital represents total current assets less total current liabilities.

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

General

     The Company's combined operations are conducted in two operating segments, Retail and Wholesale. The Retail segment consists of the retail operations of the Company operating under the "Advance Auto Parts" name in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchises throughout the United States and one Company-owned store in California all operating under the "Western Auto" trade name.

     During first quarter of 1998, Holding consummated a Recapitalization through the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayments of notes payable and long-term debt. See
Note 14 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization. Additionally, on November 2, 1998, Western Auto Supply Company merged with a subsidiary of the Company. See "Item 1. Business" for a discussion of the Western Merger.

     The Western Merger has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Western for the periods from November 2, 1998 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. The final purchase price allocation resulted in total excess fair value over the purchase price of $4.7 million and was allocated to non-current assets, primarily property and equipment.

     The Company has achieved benefits from the combination with Western through improved product pricing and terms from vendors, consolidated advertising, distribution and corporate support efficiencies, and the closure of certain overlapping locations. Additionally, the Company continues to evaluate store performance and identified 25 Advance Auto Parts stores during fiscal 2000 for closure. The identification of these stores resulted in the Company adding $1.8 million in other exit costs to its restructuring reserves during fiscal 2000. As of December 30, 2000, 20 of these stores have been closed.

     Subsequent to December 30, 2000 but prior to this filing, the Company signed a definitive agreement to purchase certain assets of Carport Auto Parts, Inc ("Carport"). Carport operates 51 automotive retail parts stores in Alabama and Mississippi, which carry products similar to those offered in the stores of the Retail segment. The Company plans to account for this acquisition, which is expected to close in the second quarter of fiscal 2001, under the purchase method of accounting.

Results of Operations

     The following tables set forth certain operating data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                                            Fiscal Year Ended
                                                                 ---------------------------------------
                                                                 January 2,    January 1,   December 30,
                                                                    1999          2000          2000
                                                                 ----------    ----------   ------------
                                                                         (dollars in thousands)
Statement of Operations Data:
Net sales.....................................................   $1,220,759    $2,206,945    $2,288,022
Cost of sales.................................................      766,198     1,404,113     1,392,127
                                                                 ----------    ----------    ----------
Gross profit..................................................      454,561       802,832       895,895
Selling, general and administrative expenses (1)..............      391,332       739,080       800,845
Expenses associated with the Recapitalization.................       14,277             -             -
Expenses associated with the restructuring in
   conjunction with the Western Merger........................        6,774             -             -
Expenses associated with merger integration...................        7,788        41,034             -
Expenses associated with private company......................          845             -             -
Non-cash and other employee compensation......................        1,135         2,483         2,261
                                                                 ----------    ----------    ----------
Operating income..............................................       32,410        20,235        92,789
Interest expense..............................................      (29,517)      (53,844)      (56,519)
Other, net....................................................          606         4,416           762
Income tax expense (benefit)..................................        1,887        (9,628)       13,861
                                                                 ----------    ----------    ----------
Income (loss) before extraordinary item.......................        1,612       (19,565)       23,171
Extraordinary item, gain on debt extinguishment,
   net of $1,759 income taxes.................................            -             -         2,933
                                                                 ----------    ----------    ----------
Net income (loss).............................................   $    1,612    $  (19,565)   $   26,104
                                                                 ==========    ==========    ==========

                                                                            Fiscal Year Ended
                                                                 ---------------------------------------
                                                                 January 2,    January 1,   December 30,
                                                                    1999          2000          2000
                                                                 ----------    ----------   ------------
Net sales.....................................................     100.0%        100.0%        100.0%
Cost of sales.................................................      62.8          63.6          60.8
                                                                   -----         -----         -----
Gross profit..................................................      37.2          36.4          39.2
Selling, general and administrative expenses (1)..............      32.1          33.5          35.0
Expenses associated with the Recapitalization.................       1.2             -             -
Expenses associated with the restructuring in
   conjunction with the Western Merger........................       0.5             -             -
Expenses associated with merger integration...................       0.6           1.9             -
Expenses associated with private company......................       0.1             -             -
Non-cash and other employee compensation......................       0.1           0.1           0.1
                                                                   -----         -----         -----
Operating income..............................................       2.6           0.9           4.1
Interest expense..............................................      (2.4)         (2.4)         (2.5)
Other, net....................................................       0.0           0.2           0.0
Income tax expense (benefit)..................................       0.1          (0.4)          0.6
                                                                   -----         -----         -----
Income (loss) before extraordinary item.......................       0.1          (0.9)          1.0
Extraordinary item, gain on debt extinguishment,
   net of $1,759 income taxes.................................         -             -           0.1
                                                                   -----         -----         -----
Net income (loss).............................................       0.1%         (0.9)%         1.1%
                                                                   =====         =====         =====

(1) Selling, general and administrative expenses are as adjusted for certain non-recurring and other items.

     Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales, net sales for Wholesale and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales calculation from the original date of opening. Additionally, each converted Parts America store has been included in the comparable store net sales calculation after thirteen complete accounting periods following the completion of its physical conversion to an Advance Auto Parts store. The Company has not included the Service Stores in its comparable store net sales calculation but does plan to in the future.

     The Company's cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Service Stores. Gross profit as a percentage of net sales may be affected by variations in Company's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. The Company seeks to avoid fluctuation in merchandise costs by entering into long-term purchasing agreements with vendors in exchange for pricing certainty, but there can be no assurance such measures will in fact mitigate the effect of fluctuations in merchandise costs on gross profits.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, professional expenses and other related expenses.

Fiscal 2000 Compared to Fiscal 1999

     Net sales for fiscal 2000 were $2,288.0 million, an increase of $81.1 million or 3.7% over net sales for fiscal 1999. Net sales for the Retail segment increased $149.9 million or 7.5%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 4.4% and contributions from new stores opened within the last year. The comparable store sales increase of 4.4% was primarily a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores and the converted Parts America stores. Net sales for the Wholesale segment decreased 33.1% or $68.8 million due to a decline in the number of dealer stores serviced by the Company and lower average sales to each dealer.

     During fiscal 2000, the Company opened 140 new stores, relocated 10 stores and closed 28 stores, bringing the total Retail segment stores to 1,728. The Company has 1,209 stores participating in Commercial Delivery result of adding 115 net stores to the program during fiscal 2000. Additionally, as of December 30, 2000, the Company supplied approximately 590 independent dealers through the wholesale dealer network and one Company-owned store in California.

     Gross profit for fiscal 2000 was $895.9 million or 39.2% of net sales, as compared to $802.8 million or 36.4% of net sales in fiscal 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and the continued decline in net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were primarily related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $873.1 million or 40.6% of net sales for fiscal 2000, as compared to $784.1 million or 39.2% of net sales for fiscal 1999. During the fourth quarter of fiscal 2000, the Company recorded a gain as a reduction to cost of sales of $3.3 million related to a lawsuit against a supplier. The gain represents actual damages incurred under an interim supply agreement with the supplier, which provided for higher merchandise costs. Subsequent to the December 30, 2000, the Company agreed to a cash settlement of $16.6 million from the supplier. The remainder of the cash settlement over the originally recorded gain, less higher product costs incurred under the interim supply agreement, will be recognized as a reduction of cost of sales during first quarter of fiscal 2001.

     Selling, general and administrative expenses, before integration expenses and non-cash and other employee compensation, increased to $800.8 million or 35.0% of net sales for fiscal 2000, from $739.1 or 33.5% of net sales for fiscal 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll, insurance and depreciation expense, partially offset by a decrease in net advertising costs, as a percentage of sales, as compared to fiscal 1999. The Company has made certain investments in personnel and labor, which it believes is critical to the Company's long-term success. The Company expects this commitment to increase the productivity of store personnel, which will positively impact store profitability and customer service. The increase in depreciation expense is primarily related to the change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis.

     EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation and integration expenses (fiscal 1999 only), was $161.9 million in fiscal 2000 or 7.1% of net sales, as compared to $121.9 million or 5.5% of net sales in fiscal 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense for fiscal 2000 was $56.5 million or 2.5% of net sales, as compared to $53.8 million or 2.4% of net sales fiscal 1999. The increase in interest expense was a result of an increase in interest rates over fiscal 1999 offset by a decrease in net outstanding borrowings. During fiscal 2000, the Company repurchased $30.6 million of Senior Subordinated Notes on the open market for $25.0 million. As a result of the early extinguishment of debt, the Company expects to benefit from lower interest expense in the future.

     The Company's effective income tax rate was 37.4% of pre-tax income for fiscal 2000 and 33.0% of pre-tax loss for fiscal 1999. This increase is due to the Company having pre-tax income in fiscal 2000 and pre-tax loss in fiscal 1999 and the resulting effect of permanent differences between book and tax reporting treatment on total income tax expense (benefit). Due to uncertainties related to the realization of deferred tax assets for certain net operating loss carryforwards, the Company recognized additional valuation allowances of $0.9 million during fiscal 2000.

     The Company recorded net income of $26.1 million on a consolidated basis for fiscal 2000, as compared to a net loss of $19.6 million for fiscal 1999. In addition to the items previously discussed, the Company also recorded an extraordinary gain related to the early extinguishment of debt of $2.9 million, net of $1.8 million provided for income taxes and $0.9 million for the write-off of associated deferred debt issuance costs. As a percentage of sales, net income for fiscal 2000 was 1.1% as compared to a net loss of 0.9% for fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

     Fiscal 1999 results include a full fiscal year of the operations acquired in the Western Merger as compared to fiscal 1998 results, which include Western operating results from November 2, 1998.

     Net sales for fiscal 1999 were $2,206.9 million, an increase of $986.2 million or 80.8% over net sales for fiscal 1998. Net sales for the Retail segment increased $812.8 million or 68.5%. The net sales increase for the Retail segment was a result of the Western Merger, opening of new stores and a 10.3% increase in comparable store sales over fiscal 1998. The comparable store sales increase was due to maturation of stores opened in 1997 and 1998, increased product availability, continued growth in the commercial sales program and the closure of Parts America and Advance Auto Parts stores in overlapping markets. Net sales for the Wholesale segment increased $173.4 million due to the inclusion of the Wholesale segment for all of fiscal 1999 after the Western Merger in November 1998.

     During fiscal 1999, the Company opened 99 new stores, reopened three closed locations, relocated 13 stores and closed 52 stores in addition to the stores closed due to relocations (33 of which were Parts America and Advance Auto Parts stores in overlapping markets closed in connection with the Western Merger). Also, the Company added 562 stores to Commercial Delivery, bringing the total to 1,094 stores. As of January 1, 2000, the Company operated 1,617 stores in 38 states, Puerto Rico and the Virgin Islands and supplied approximately 670 independent dealers through the wholesale dealer network.

     Gross profit for fiscal 1999 was $802.8 million or 36.4% of net sales, compared with $454.6 million or 37.2% of net sales, in fiscal 1998. The decrease in the gross profit percentage resulted largely from the lower margins associated with the Wholesale segment and certain non-recurring items such as the liquidation of certain product lines and increased shrinkage primarily associated with the Parts America Conversion. The decline in margins discussed above was partially offset by better pricing from vendors in fiscal 1999 compared to fiscal 1998, due to vendor agreements entered into as a result of the Western Merger. The better pricing will continue through the current term of these vendor agreements, generally three to five years. The gross profit for the Retail segment was $784.1 million or 39.2% for fiscal 1999, as compared to $452.8 million or 38.2% of net sales for fiscal 1998.

     Selling, general and administrative expenses, before expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash and other employee compensation, increased to $739.1 million or 33.5% of net sales in fiscal 1999 from $391.3 million or 32.1% of net sales in fiscal 1998. The increase as a percentage of sales was due primarily to increased costs realized by the Retail segment related to higher store labor, an increase in advertising and costs associated with the Company's national manager's conference.

     EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the Recapitalization, merger integration, private company and non-cash and other employee compensation was $121.9 million for fiscal 1999, or 5.5% of net sales, as compared to $93.2 million or 7.6% of net sales for fiscal 1998. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with the Recapitalization, merger integration, private company and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in fiscal 1999 was $53.8 million compared to $29.5 million in fiscal 1998. The increase in interest in 1999 was primarily due to the additional debt incurred in the Western Merger, the increase in borrowings under the Company's revolving and delayed draw credit facilities and higher interest rates.

     Other income in fiscal 1999 was $4.4 million compared to $0.6 million in fiscal 1998. The increase in other income was primarily the result of the Advance Stores segment recognizing the settlement of a dispute between the Company and a vendor due to non-performance by the vendor under a supply agreement.

     Income tax benefit for fiscal 1999 was $9.6 million as compared to an expense of $1.9 million in fiscal 1998, with effective tax rates of 33.0% and 53.9%, respectively. In fiscal 1999, the Company recognized federal and state net operating loss carryforwards ("NOLs") of approximately $22.1 million. The Company believes it will utilize these NOLs through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of deferred tax assets for certain state NOLs, the Company recorded a valuation allowance of $0.6 million as of January 1, 2000. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

     As a result of the above factors, the Company incurred a net loss of $19.6 million in fiscal 1999 as compared to net income of $1.6 million in fiscal 1998. As a percentage of net sales, net loss for fiscal 1999 was 0.9% as compared to net income of 0.1% for fiscal 1998.

Liquidity and Capital Resources

     The Company believes it will have sufficient liquidity to fund its debt service obligations, including indebtedness incurred in connection with the Western Merger, and implement its growth strategy over the next twelve months. As of December 30, 2000, the Company had outstanding indebtedness consisting of $169.5 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $311.7 million under the Credit Facility, $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB") and $0.8 million of other borrowings.

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

     The Company has access to a total of $462.5 million (net of scheduled principal payments made through December 30, 2000) through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $123.5 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $15.0 million was borrowed and $11.9 million was outstanding for stand-by letters of credit, at December 30, 2000, (iii) a $124.0 million delayed draw term loan of which $94.0 million was borrowed at December 30, 2000 and (iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $234.7 million in 2004, $60.0 million in 2005 and $28.6 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at December 30, 2000, the margins were 1.75% and 0.75% for Eurodollar and base rate borrowings, respectively. Additionally, at December 30, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

     Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 270 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future. The Company will be required to make a mandatory prepayment of $6.2 million for fiscal 2000 in fiscal 2001.

     The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. As of December 30, 2000, $118.3 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

     The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Debentures commencing October 15, 2003. The Company was in compliance with the above covenants under the Credit Facility as of December 30, 2000.

     The Company's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and the Western Merger. From fiscal 1996 through fiscal 2000, Company opened 581 stores, opened seven new PDQ(R)s, opened four Mini-PDQ(R)'s, a Master PDQ(R), closed the Western Merger, constructed two new distribution centers and expanded its Roanoke distribution center. The Company has financed its growth through a combination of internally generated funds, borrowings under the Credit Facility and issuances of equity.

     The Company's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $300,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company opened 140 new stores during fiscal 2000 and anticipates opening up to 130 new stores through internal growth or strategic acquistions in fiscal 2001.

     Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

     As a result of the Western Merger, the Company closed certain Advance Auto Parts stores in overlapping markets with Parts America stores or stores not meeting profitability objectives. As part of normal operations the Company reviewed store performance, and decided to close additional stores not meeting profitability objectives during fiscal 2000. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of December 30, 2000, these reserves had a remaining balance of $10.6 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At December 30, 2000, the total liability for the restructuring and deferred compensation plans was $3.1 million and $5.4 million, respectively, of which $1.7 million and $1.5 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by the employee, which can be changed upon 12 months' notice.

     In fiscal 2000, net cash provided by operating activities was $103.8 million. This amount consisted of $26.1 million in net income, depreciation and amortization of $66.8 million, amortization of deferred debt issuance costs of $3.1 million and a decrease of $7.8 million in net working capital and other. Net cash used for investing activities was $65.0 million and was comprised primarily of net capital expenditures. Net cash used in financing activities was $43.4 million and was comprised primarily of net repayments of long-term debts.

     In fiscal 1999, net cash used in operating activities was $19.3 million. This amount consisted of a $19.6 million net loss, offset by depreciation and amortization of $58.1 million and amortization of deferred debt issuance costs of $3.2 million, and an increase of $61.0 million in net working capital and other requirements. Net cash used for investing activities was $113.8 million and was comprised primarily of net capital expenditures of $101.9 million and cash consideration of $13.0 million in the Western Merger. Net cash provided by financing activities was $121.5 million and was comprised primarily of net borrowings.

     In fiscal 1998, net cash provided by operating activities was $37.9 million. This amount consisted of $1.6 million in net income, depreciation and amortization of $30.0 million and amortization of deferred debt issuance costs of $1.9 million, and a decrease of $4.4 million of net working capital and other. Net cash used for investing activities was $423.7 million and was comprised primarily of net capital expenditures of approximately $59.7 million, cash consideration of approximately $171.0 million in the Western Merger and $193.0 million for the purchase of Holding Common Stock related to the Western Merger. Net cash provided by financing activities was $412.6 million and was comprised primarily of net borrowings and issuance of equity.

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

Risk Factors

Substantial Leverage and Debt Service Obligations

     The Company has substantial indebtedness and debt service obligations. The Company has entered into an indenture governing the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture") pursuant to which they borrowed money in order to finance the Recapitalization, including refinancing the existing outstanding indebtedness of Holding and the Company. As of December 30, 2000, (i) the Company and its subsidiaries had $1,117.9 million of liabilities outstanding, including indebtedness under the Senior Subordinated Notes and the Credit Facility, trade payables and other accrued liabilities, and (ii) the Company had stockholder's equity of $231.4 million. In addition, the Company has $128.1 million to borrow under the Credit Facility, which is limited to $118.3 million based on certain borrowing base formulas as of December 30, 2000.

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

     In order to satisfy the Company's obligations under the Senior Subordinated Notes, its operating leases, the Credit Facility, the IRB and certain other indebtedness presently outstanding, the Company must generate substantial operating cash flow. The ability of the Company to meet its respective debt service and other obligations or to refinance any such obligation will depend on the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. While the Company believes it will be able to meet its respective debt service and other obligations and to refinance such indebtedness, there can be no assurances with respect thereto, including with respect to the Company's ability to refinance borrowings under the Credit Facility at the maturity of the obligations arising thereunder. Furthermore, because the Credit Facility bears interest at floating rates, the Company's financial performance and flexibility may be adversely affected by fluctuations in interest rates.

Uncertainty Relating to Ability to Implement Growth Strategy

     The Company has significantly increased its store count in the past five fiscal years, from 536 stores at the end of fiscal 1995 to 1,729 Company-operated stores included in the Retail and Wholesale segments at the end of fiscal 2000. The Company intends to continue to expand its base of stores as part of its growth strategy, both by opening new stores and by acquisition. There can be no assurance that this strategy will be successful. The actual number of new stores to be opened and their success will be dependent on a number of factors, including, among other things, the ability of the Company to manage such expansion and hire and train qualified sales associates, the availability of suitable store locations and the negotiation of acceptable lease terms for new locations. There can be no assurance that the Company will be able to open and operate such stores on a timely or profitable basis or that opening new stores in markets already served by the Company will not adversely affect existing store profitability or comparable store sales. Furthermore, the success of the Company's acquisition strategy will depend on the extent to which it is able to acquire, successfully absorb and profitably manage additional businesses, and no assurance can be given that the Company's strategy will succeed.

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

Dependence on Certain Key Personnel

     The Company is dependent upon the services and experience of its executive officers and senior management team and there can be no assurance that the Company's business would not be affected if one or more of these individuals left the Company. The Company has entered into an employment agreement with Lawrence P. Castellani, Chief Executive Officer, Jimmie L. Wade, President, Chief Financial Officer and Secretary, David R. Reid, Executive Vice President and Chief Operating Officer, Paul W. Klasing, Executive Vice President, Merchandising and Marketing, Joe H. Vaughn, Jr., Senior Vice President, Human Resources and Benefits and Shirley L. Stevens, Senior Vice President and Chief Information Officer.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.

     The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. The Company's future exposure to interest rate risk decreased during fiscal 2000 due to decreased outstanding borrowings and decreased interest rates.

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

     The table below presents principal cash flows and related weighted average interest rates on the Company's long-term debt at December 30, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at December 30, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                            Fair
                                        Fiscal       Fiscal      Fiscal       Fiscal      Fiscal                           Market
                                         2001         2002        2003         2004        2005    Thereafter    Total      Value
                                       ---------    ---------   ----------   ----------  --------- ----------  ---------- ----------
Long-term debt:                                                              (dollars in thousands)
Fixed rate.........................    $     -      $     -      $     -    $       -    $     -   $169,450    $ 169,450   $ 125,393
Weighted average
    interest rate..................          -            -            -            -          -       11.3%        11.3%
Variable rate......................    $ 7,028      $14,000      $ 4,000    $ 219,668    $60,000   $ 28,588    $ 333,284   $ 333,284
Weighted average
    interest rate..................        7.5%         7.8%         8.0%         8.3%       8.6%       8.6%         7.9%

Item 8. Financial Statements.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant.

        The following table sets forth certain information regarding the directors and executive officers of the Company as of March 30, 2001:

                Name                              Age                                    Position
                ----                              ---                                    --------
Nicholas F. Taubman....................           66           Chairman of the Board and Director of Holding and the Company
Garnett E. Smith.......................           61           Vice Chairman of the Board and Director of Holding and the Company
Lawrence P. Castellani.................           55           Chief Executive Officer and Director of Holding and the Company
Jimmie L. Wade.........................           46           President and Chief Financial Officer, Secretary of Holding and the
                                                               Company
David R. Reid..........................           38           Executive Vice President and Chief Operating Officer of Holding and
                                                               the Company
Paul W. Klasing........................           41           Executive Vice President, Merchandising and Marketing of Holding
                                                               and the Company
Jeffrey T. Gray........................           36           Senior Vice President, Controller, Assistant Secretary of
                                                               Holding and the Company
Joe H. Vaughn, Jr......................           40           Senior Vice President, Human Resources and Benefits
John M. Roth...........................           42           Director of Holding and the Company
Mark J. Doran..........................           37           Director of Holding and the Company
Timothy C. Collins.....................           44           Director of Holding and the Company
Peter M. Starrett......................           53           Director of Holding and the Company
Jeffrey N. Boyer.......................           42           Director of Holding and the Company
William L. Salter......................           57           Director of Holding and the Company
Jeffrey B. Conner......................           42           Director of Holding and the Company

        Mr. Taubman, Chairman of the Board of Holding and the Company, joined the Company in 1956. Mr. Taubman has served as Chairman of the Company since January 1985 and as Chief Executive Officer of the Company from January 1985 to July 1997. >From 1969 to 1984, Mr. Taubman served as President of the Company. In addition, Mr. Taubman has served as Chairman of Holding since May 1992, the year it was formed, as Chief Executive Officer of Holding from May 1992 to March 1998, and as Secretary and Treasurer of Holding from May 1992 to February 1998.

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

        Mr. Wade, President, Chief Financial Officer and Secretary, joined the Company in February 1994. Mr. Wade was named President in October 1999 and Chief Financial Officer, Secretary in March 2000. Mr. Wade is responsible for finance, logistics, information services and e-commerce. From 1987 to 1993, Mr. Wade was Vice President, Finance and Operations, for S.H. Heironimus, and from 1979 to 1987, he was Vice President of Finance for American Motor Inns. Mr. Wade is a certified public accountant.

        Mr. Reid, Executive Vice President and Chief Operating Officer, joined the Company in October 1984 and has held his current position since October 1999. Mr. Reid is responsible for all retail operations, commercial sales, store development and construction. In addition, from March 1999 to October 1999, Mr. Reid has served as the Chief Executive Officer of Western. >From 1994 to 1995, Mr. Reid was Assistant Vice President, Store Support for the Company. Mr. Reid has also served in training and store operations as Store Manager and Division Manager.

        Mr. Klasing, Executive Vice President, Merchandising and Marketing, joined the Company in April 1995 and has held his current position since October 1999. Mr. Klasing is responsible for merchandising, marketing, quality control and retail pricing. From 1981 to 1992, Mr. Klasing worked for Kragen Auto Parts (now CSK Automotive) and from 1992 to 1995 for Montgomery Ward/Auto Express in various positions.

        Mr. Gray, Senior Vice President, Controller and Assistant Secretary joined the Company in March 1994 and has held his current position since April 2000. Mr. Gray is responsible for accounting, treasury, budgeting, financial analysis and risk management. From 1994 to 2000, Mr. Gray held several positions within the Company, most recently as Vice President of Inventory Management. From 1993 to 1994, Mr. Gray served as controller of Hollins University, and from 1987 to 1993, Mr. Gray was employed by KPMG LLP. Mr. Gray is a certified public accountant.

        Mr. Vaughn, Senior Vice President, Human Resources and Benefits joined the Company in May 1995 and has held his current position since November 1999. Mr. Vaughn is responsible for human resources, employee benefits and payroll. From 1983 to 1989, Mr. Vaughn worked for KPMG LLP, from 1989 to 1992, he worked for Dominion Bank, and from 1992 to 1995, he worked for Ferguson Andrews & Associates. Mr. Vaughn is a certified public accountant.

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

        Mr. Starrett, Director, became a member of the Board in November 1998. Since August 1998, Mr. Starrett has served as a consultant to Freeman Spogli. Prior to August 1998, Mr. Starrett was President of Warner Bros. Studio Stores Worldwide and had been employed by Warner Bros. since May 1990. Mr. Starrett is also a director of AFC Enterprises, Inc., Guitar Center, Inc. and The Pantry, Inc.

        Mr. Boyer, Director, became a member of the Board in December 2000. Mr. Boyer has been Senior Vice President and Chief Financial Officer of Sears since January 2000. Prior to this appointment, Mr. Boyer held a variety of senior level positions at Sears including Vice President of Finance for the Full Line Stores and Corporate Controller. From 1995 to 1996, Mr. Boyer served as Vice President of Business Development for the Pillsbury Company. From 1989 to 1995, Mr. Boyer was employed by Kraft Foods, a unit of Philip Morris, where he held positions of Vice President of Finance for General Foods and Vice President of Financial Planning for Kraft General Foods.

        Mr. Salter, Director, became a member of the Board in April 1999. Mr. Salter is the retired President of the Specialty Retail Division of Sears. From 1995 to 1999, Mr. Salter served as President of the Home Stores and Hard Lines division of Sears, and from 1993 to 1995 as the Vice President and General Manager of the Home Appliances and Electronics Division of Sears.

        Mr. Conner, Director, became a member of the Board in December 2000. Mr. Conner has served as Vice President of Business Development for Sears since May 2000. From 1998 to 2000, Mr. Conner served as Vice President of Stores for Sears Tire Group. Mr. Conner joined Sears in 1987 and held a number of strategic and operational positions before becoming Vice President of Operations for Sears Tire Group in 1997.

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

Item 11.      Executive Compensation.

        The following table sets forth information with respect to compensation earned by the Chief Executive Officer, the four other most highly compensated executives serving as officers at the end of the last completed fiscal year (collectively, the "Executive Officers") and two additional executives, who served as officers during the fiscal year and would have been included in the top four if serving as such at the end of the fiscal year.

                           Summary Compensation Table

                                                                                                       Long Term
                                                                                                     Compensation
                                                                       Annual Compensation              Awards
                                                       -------------------------------------------  --------------
                                                                                                      Securities
                                               Fiscal                                Other Annual     Underlying       All Other
  Name and Principal Position                   Year     Salary       Bonus (1)    Compensation (2)  Options/SARs   Compensation (3)
-------------------------------------------   --------  ----------  -------------  ---------------- --------------  ----------------

Lawrence P. Castellani...................      2000     $ 542,308    $   75,000  $         -          1,050,000        $     -
      Chief Executive Officer                  1999             -     3,272,700            -                  -              -
                                               1998             -             -            -                  -              -

Jimmie L. Wade...........................      2000     $ 265,865    $  110,056  $         -             30,000        $ 6,336
      President and Chief                      1999       174,421       157,976            -             34,500          6,080
      Financial Officer                        1998       108,537       221,887            -             25,000          6,665

David R. Reid............................      2000     $ 250,000    $   83,250  $         -             25,000        $ 6,379
      Executive Vice                           1999       198,808       155,955            -             34,500          6,080
      President and Chief                      1998       108,131       208,464            -             25,000          5,320
      Operating Officer

Paul W. Klasing..........................      2000     $ 184,128    $   77,087  $         -             18,000        $ 6,298
      Executive Vice President,                1999       151,031       116,023            -             34,500          6,080
      Merchandising and Marketing              1998       140,000       231,382            -             25,000          6,589

Jeffrey T. Gray..........................      2000     $ 112,081    $   34,031  $         -              8,000        $ 6,013
      Senior Vice President,                   1999        93,706        80,200            -              4,000          6,080
      Controller                               1998        81,504       139,849            -             10,500          6,687

Shirley L. Stevens.......................      2000     $ 172,782    $   61,820  $         -             10,000        $ 6,302
      Senior Vice President and Chief          1999       164,665       130,840            -              8,000          6,080
      Information Officer                      1998       150,800       231,242            -             25,000          6,982

Garnett E. Smith (4).....................      2000     $ 280,758      $ 25,000  $         -             55,000        $ 6,000
      Former Chief Executive                   1999       507,965       220,408            -            417,500          8,000
      Officer                                  1998       457,600     7,948,011            -            362,500          8,000

J. O'Neil Leftwich (5)...................      2000     $ 203,291    $   18,000  $         -                  -        $ 6,326
      Former Senior Vice President and         1999       188,092       145,826            -             86,500          6,080
      Chief Financial Officer,                 1998       164,415       828,220            -             72,500          6,932
      Secretary and Treasurer


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

(4) In January 2000, Mr. Smith became Vice Chairman of the Board of Holding and the Company.

(5) As of December 30, 2000, Mr. Leftwich was no longer employed by the Company.


Executive Employment Contracts

        Mr. Castellani was appointed Chief Executive Officer and began employment with the Company on February 1, 2000 at which time he signed an employment and non-competition agreement. Mr. Castellani signed an irrevocable acceptance letter with the Company in December 1999 that obligated the Company to pay Mr. Castellani a signing bonus of $3.3 million. The signing bonus of $3.3 million was accrued at January 1, 2000 and was paid in the first quarter of fiscal 2000. Approximately $1.9 million of the bonus was used to purchase shares of Holding common stock pursuant to a restricted stock agreement, which limits the sale or transfer of rights to the stock during the term of the contract. This portion of the bonus was deferred and will be amortized over the two year term of the contract. The contract has an initial term of two years, and renews automatically each year thereafter unless terminated by the Company or Mr. Castellani. The contract provides for a base salary of $600,000, subject to annual increases at the discretion of the Board of Directors, and an annual cash bonus based on the Company's achievement of performance targets established by the Board of Directors. In the event Mr. Castellani is terminated without cause, or terminates his employment for "good reason" as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment. Mr. Castellani has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

        On April 15, 1998, Mr. Smith entered into an employment and non-competition agreement with the Company. In January of fiscal 2000, Mr. Smith was named Vice Chairman of Holding and the Company. The agreement has an initial term of three years, and renews automatically each year thereafter unless terminated by the Company or Mr. Smith. The agreement provides for a base salary of $200,000, adjusted for his new responsibilities, effective April 1, 2000 and is subject to annual increases at the discretion of the Board of Directors. Additionally, Mr. Smith may earn annual cash bonuses based on the Company's achievement of performance targets established by the Board of Directors. The bonus to be paid upon achievement of targets will be consistent in amount with the bonuses paid to Mr. Smith by the Company historically. In the event Mr. Smith is terminated without cause, or terminates his employment for "good reason" as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment. Mr. Smith has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

        On April 15, 1998, Messrs. Reid, Wade, Klasing and Ms. Stevens entered into employment agreements with the Company. The agreements provide that each Executive Officer will receive a base salary of $110,000, $110,000, $140,000 and $150,800 respectively, subject to annual increases at the discretion of the Board of Directors. Such agreements contain severance provisions that provide for base salary for the remainder of the term of the agreement upon termination of employment or one year, unless the termination is due to death, disability or retirement, by the Company for "cause" (as defined in the agreements) or by the employee other than for "good reason" (as defined in the agreements), less any amounts earned in other employment. The initial term of the employment agreements is two years, after which the term of employment will extend from year-to-year unless terminated by either the Company or the employee. Other provisions require the Company to pay bonuses earned by the employee upon the Company's achievement of earnings targets established by the Board of Directors, and an agreement by the employee not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

Consulting Agreement

        On April 15, 1998, Mr. Taubman entered into a consulting and non-competition agreement with Holding and the Company. The agreement, which has a term of three years, requires Holding or the Company to pay consulting fees in an amount of $300,000 per annum, plus an annual bonus of at least $300,000 based upon the achievement of targeted performance goals established by the Board of Directors. In fiscal 2000, 1999 and 1998, Mr. Taubman earned $320,000, $400,000 and $708,222, respectively, pursuant to the consulting agreement. Mr. Taubman has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors. Pursuant to the consulting agreement, Holding and Mr. Taubman have entered into an indemnity agreement whereby Holding will indemnify Mr. Taubman for actions taken as an officer or director of or consultant to Holding or the Company to the fullest extent permitted by law. The amount of time Mr. Taubman must devote to his consultation duties declines throughout the term of the agreement. The Company has entered into indemnification agreements similar to that with Mr. Taubman with five of its other directors.

Compensation of Directors

        Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings and performing duties as directors.

Stock Subscription Plans

        Holding has adopted Stock Subscription Plans (the "Stock Subscription Plans") pursuant to which certain directors, officers and key employees of the Company have purchased 820,450 shares, net of cancellations, of the outstanding Holding Common Stock at the same price as Freeman Spogli's purchase of its shares in the Recapitalization, or fair market value at the time of purchase. Three Million Eight Hundred Ninety Six Thousand Dollars of the purchase price for such shares has been paid by delivery of full recourse promissory notes bearing interest at the prime rate and due five years from their inception, secured by all of the stock each such individual owns in Holding. As of December 30, 2000, $2.4 million under these notes remained outstanding. Messrs. Smith, Wade, Reid, Klasing, Gray and Ms. Stevens purchased 250,000 shares, 25,000 shares, 20,000 shares, 20,000 shares, 10,000 shares and 20,000 shares respectively. For these individuals, $0, $75,000, $115,000, $110,000, $50,000 and $100,000 of their purchase price, respectively, was financed through the delivery of promissory notes on the terms described above. As of March 30, 2001, the outstanding balance on the promissory notes was $115,000, $110,000, $40,000 and $100,000 for each of Messrs. Reid, Klasing, Gray and Ms. Stevens, respectively. The agreements entered into in connection with the Stock Subscription Plans provide for restrictions on transferability, and acquired shares are subject to a right of first refusal and a repurchase right at stated prices in favor of Holding and co-sale rights in favor of the executive if Freeman Spogli sells its shares to a third party. The agreements also include an obligation to sell at the request of Freeman Spogli. These rights (but not the restrictions on transferability) will terminate upon an initial public offering by Holding of Holding Common Stock, as further defined in agreements entered into under the Stock Subscription Plans.

        Mr. Castellani entered into a stock subscription agreement under the Stock Subscription Plan in fiscal 2000, pursuant to which he purchased 75,000 shares of Holding Common Stock. $900,000 of Mr. Castellani's purchase price was financed through the delivery to the Company of a promissory note. As of March 30, 2001, the outstanding balance of the promissory note was $600,000.

Stock Option Plans

        Holding has adopted stock option plans (the "Option Plans"), under which Holding made initial grants of approximately 898,750 shares of Holding Common Stock in April 1998. As of December 30, 2000, the Company has granted a total of 2,203,125 shares under the Option Plan. Each Option Plan participant has entered into an option agreement (an "Option Agreement") with Holding. The Option Plans and each outstanding option thereunder are subject to termination in the event of a change in control of Holding or other extraordinary corporate transactions, as more fully described in the Option Plans. In addition, all options granted pursuant to the Option Plans will terminate 90 days after termination of employment (unless termination was for cause, in which event an option will terminate immediately) or 180 days in the event of termination due to death or disability. Shares received upon exercise of options are subject to both a right of first refusal and a repurchase right at stated prices in favor of Holding, and co-sale rights in favor of the optionee. These rights will terminate upon an initial public offering by Holding of its Common Stock, as further defined in the Option Agreements. Shares received upon exercise of options, as well as all outstanding options, are also subject to obligations to sell at the request of Freeman Spogli. All options will terminate on the seventh anniversary of the Option Agreement under which they were granted if not exercised prior thereto.

        Three different types of options may be granted pursuant to the Option Plans. Fixed Price Service Options vest over a three-year period in three equal annual installments beginning one year from the date of grant. Performance Options are earned in installments based upon satisfaction of certain performance targets for the four-year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two-year period beginning in 2000, and have an exercise price that increases over time.

Option Grants

        The following table sets forth information concerning Options granted in fiscal 2000 to each of the Executive Officers.



                                                    Individual Grants                              Potential Realizable Value at
                                  -----------------------------------------------------            Assumed Annual Rates of Stock
                                                % of Total                                               Price Appreciation
                                   Number of     Options/                                                  for Option Term
                                   Securities      SARs                                                  Fixed Price Options
                                   Underlying    Granted to    Exercise or                -----------------------------------------
                                  Options/SARs  Employees in   Base Price    Expiration
           Name                     Granted #   Fiscal Year    ($/Sh)(1)       Date       0% (2)       5% ($)(3)        10% ($)(3)
------------------------------    ------------- ------------  ------------   ----------   --------   --------------   -------------
Lawrence P. Castellani........     350,000 (4)      26.2        $ 16.82       2/1/07          -      $ 2,396,600        $ 5,585,098

Lawrence P. Castellani........     350,000 (4)      26.2          20.00       2/1/07          -      $ 2,849,703        $ 6,641,020

Lawrence P. Castellani........     350,000 (4)      26.2          25.00       2/1/07          -      $ 3,562,129        $ 8,301,275

Jimmie L. Wade................      30,000 (5)       2.2          16.82      4/14/07          -          205,423            478,723

David R. Reid.................      25,000 (6)       1.9          16.82      4/14/07                     171,186            398,936

Paul W. Klasing...............      18,000 (7)       1.3          16.82      4/14/07          -          123,254            287,324

Garnett E. Smith..............      18,000 (8)       1.3          16.82      4/14/07          -          123,254            287,324

Shirley L. Stevens............      10,000 (9)       0.7          16.82      4/14/07          -           68,474            159,574

Jeffrey T. Gray...............       8,000 (10)      0.5          16.82      4/14/07          -           54,779            127,659

(1) Represents the fair market value of the underlying shares of Common Stock at the time of the grant as determined by Holding's Board of Directors.
(2) Unless the stock price increases, which will benefit all stockholders commensurately, an Option holder will realize no gain.
(3) Represents the value of the shares of Common Stock issuable upon the exercise of the Option, assuming the stated rates of price appreciation for seven years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. The 5% and 10% rates are established by the SEC as examples only and are not intended to forecast future appreciation in the Common Stock price.
(4)  Represents 350,000 Fixed Price Service Options.
(5)  Represents 30,000 Fixed Price Service Options.
(6)  Represents 25,000 Fixed Price Service Options.
(7)  Represents 18,000 Fixed Price Service Options.
(8)  Represents 18,000 Fixed Price Service Options.
(9)  Represents 10,000 Fixed Price Service Options.
(10) Represents 8,000 Fixed Price Service Options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

        The following table sets forth information with respect to the Executive Officers concerning option exercises for fiscal 2000 and exercisable and unexercisable options held as of December 30, 2000.

                                                                    Number of Securities
                                                                         Underlying                   Value of
                                                                         Options at            In-the-Money Options at
                                                                    December 30, 2000(#)      December 30, 2000($)(a)(b)
                                                              ------------------------------  ---------------------------------
                                  Shares
                                Acquired on     Value
           Name                 Exercise(#)   Realized($)     Exercisable    Unexercisable     Exercisable       Unexercisable
-----------------------------  -----------   -------------    -----------    -------------    --------------     --------------
Lawrence P. Castellani.......          -              -               -         1,050,000        $         -          $ 1,813,000

Jimmie L. Wade...............          -              -          10,667            53,833             95,737              344,373

David R. Reid................          -              -          10,667            48,833             95,737              323,473

Paul W. Klasing..............          -              -          10,667            41,833             95,737              294,213

Garnett E. Smith.............          -              -         124,583           310,917          1,245,381            3,047,258

Shirley L. Stevens...........          -              -          10,167            32,833             93,647              256,593

Jeffrey T. Gray..............          -              -           4,583            17,917             41,323              124,337

(a) There is no established public trading market for the Holding Common Stock. Holding believes that the fair market value of the Holding Common Stock was $21.00 per share as of December 30, 2000.

(b) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value underlying the Holding Common Stock of $21.00 as described in note (a).

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors determines the compensation of the Executive Officers. During fiscal 2000, Messrs. Roth, Salter and Smith served on the Compensation Committee. Mr. Smith also served as an officer of the Company during fiscal 2000.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

        Not applicable.

Item 13.         Certain Relationships and Related Transactions.

Affiliated Leases

        The Company leases its Roanoke, Virginia distribution center, an office and warehouse facility, two warehouses, 20 of its stores and three former stores from Nicholas F. Taubman or members of his immediate family, and its corporate headquarters from Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child of Mr. Taubman. Rents for the affiliated leases may be slightly higher than rents for non-affiliated leases, but the Company does not believe the amount of such difference to be material. In addition, certain terms of the affiliated leases may be more favorable to the landlord than those contained in leases with non-affiliates, primarily terms relating to the maintenance of the facilities. However, in connection with the Recapitalization, certain other terms of the leases with affiliates (including provisions relating to assignment, damage by casualty and default cure periods) were amended so that they would be no less favorable to the Company than non-affiliated leases. All affiliated leases are on a triple net basis. Lease expense for leases with these affiliates has been $2.9 million for fiscal 1998 and $3.3 million for each of fiscal 1999 and 2000.

        Three Western Auto Puerto Rico stores are on the premises of Sears stores and the buildings are subleased from Sears. The rental rates were established prior to the Western Merger by arm's-length negotiation between the Company and Sears, and the Company believes that the rent and terms of the subleases reflect market rates and terms at the time of the Western Merger. During fiscal 2000 and 1999, the Company paid Sears approximately $660,000 and $681,000, respectively for the use of these facilities.

Stockholders Agreement

        Mr. Taubman and the Arthur Taubman Trust Dated July 13, 1964 (the "Taubman Trust" and, together with Mr. Taubman, the "Continuing Stockholders"), Freeman Spogli, Ripplewood Partners, L.P. and Ripplewood Advance Auto Parts Employee Fund I L.L.C. (collectively, "Ripplewood"), WAH and Holding have entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"). Under the Stockholders Agreement, Freeman Spogli, Ripplewood, WAH and the Continuing Stockholders have the right to purchase their pro rata share of certain new issuances of securities, including capital stock by Holding. Prior to April 15, 2001 (or if earlier, the date of an initial public offering), any transfers of Holding Common Stock by any Continuing Stockholder and Ripplewood are subject to rights of first offer in favor of Freeman Spogli and WAH on a pro rata basis. Prior to an initial public offering, any transfers of Holding Common Stock are subject to rights of first refusal in favor of (i) Freeman Spogli and WAH on a pro rata basis, in the case of a transfer by Ripplewood, (ii) WAH, in the case of a transfer by Freeman Spogli and (iii) Freeman Spogli, in the case of a transfer by WAH. The Stockholders Agreement further provides tag-along rights such that (i) upon transfers of Holding Common Stock by Freeman Spogli (excluding transfers to affiliates of Freeman Spogli), the Continuing Stockholders, Ripplewood and WAH will have the right to participate in such sales on a pro rata basis, (ii) upon transfers of Holding Common Stock by WAH (excluding transfers to affiliates of WAH), Freeman Spogli, the Continuing Stockholders and Ripplewood will have the right to participate in such sales on a pro rata basis and (iii) upon transfers of Holding Common Stock by Ripplewood (excluding transfers to affiliates of Ripplewood), Freeman Spogli will have the right to participate in such sales on a pro rata basis, and if Freeman Spogli exercises such right, the Continuing Stockholders and WAH will have the right to participate in such sales on a pro rata basis. In addition, after April 1, 2000 if Freeman Spogli sells all of its holdings of Holding Common Stock, Ripplewood and the Continuing Stockholders will be obligated to sell all of their shares of Holding Common Stock at the request of Freeman Spogli. Without the consent of the majority of the other stockholders, Sears will not sell WAH to a third party so as to dispose of its indirect interest in Holding.

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

Certain Payments

        In connection with the Recapitalization, a portion of the common stock and all of the preferred stock of Holding were converted into the right to receive in the aggregate approximately $351.0 million in cash and certain options to purchase shares of Holding Common Stock. In addition, Freeman Spogli and Ripplewood, stockholders of Holding, received collectively a $5.0 million fee for arranging the financing, performing advisory and consulting services and negotiating the Recapitalization, and Freeman Spogli, Ripplewood and the Continuing Stockholders received collectively a $3.5 million fee for performing similar services with respect to the Western Merger. In connection with the Recapitalization, certain employees of the Company, including the Executive Officers, received an aggregate of approximately $11.5 million in bonuses with Mr. Smith receiving $7.0 million and Messrs. Reid, Wade and Klasing and Ms. Stevens receiving $150,000 each.

Other Transactions with Sears

        On November 2, 1998, Western Auto Supply Company merged into a subsidiary of the Company. In the Western Auto Merger, WAH was issued 11,474,606 shares of Holding Common Stock, representing approximately 40.6% of the outstanding Holding Common Stock. In connection with the Western Merger, WAH became entitled, under the Stockholders Agreement described above, to nominate three directors to the Board of Directors of Holding. At December 30, 2000, Jeffrey N. Boyer, Jeffrey B. Conner and William L. Salter served on the Board of Directors as WAH nominees.

        In connection with the Western Merger, Western entered into agreements with Sears in order to continue to obtain supplies of certain products bearing trademarks owned by Sears for the store in the Wholesale segment and the Service Stores for three years. Pursuant to these agreements, Western purchased directly from the manufacturers approximately $9.2 million, $13.5 million and $6.0 million of these products in fiscal 2000, 1999 and fiscal 1998, respectively, and the Company believes that Sears received fees in association with such sales. The prices paid per unit for the products sold in the Western Auto stores were determined prior to the Western Merger by arm's-length negotiation between the Company and Sears.

        In connection with the Western Merger, Western entered into agreements with Sears and its affiliates whereby consumers can make retail purchases at the Service Stores and the stores included in the Wholesale segment using the Sears credit card and other Western Auto private label credit cards. The Sears affiliates are paid a discount fee on each retail transaction that is competitive with the fees paid by Western and the Company to third party credit card providers such as Visa, MasterCard and American Express. Under this agreement, Western incurred approximately $405,000, $348,000 and $657,000 in discount fees in fiscal 2000, 1999 and fiscal 1998, respectively. In addition, a portion of a Service Store and certain Western employees were leased to Sears during fiscal 1999 and 1998, for use in Sears' administration of the credit card program. The lease payments, which aggregated approximately $2.3 million and $697,000 in fiscal 1999 and fiscal 1998, respectively, are intended to reimburse the Company for its expense in connection with the facility and the employees. The leasing arrangement was terminated prior to fiscal 2000.

        In connection with the Western Merger, Sears provided certain services to effect an orderly transition of Western Auto Supply Company from a subsidiary of Sears to a subsidiary of the Company. Such services included payroll and accounts payable. As of January 1, 2000, these services were completed and transitioned to the Company. Pursuant to this arrangement, the Company incurred $887,000 and $844,000 for services performed by Sears for the Company in fiscal 1999 and fiscal 1998, of which $844,000 was accrued at January 2, 1999. As of January 1, 2000, all amounts under this arrangement had been paid.

        During fiscal 1999, the Company signed an agreement with Sears Logistic Systems ("SLS"), an affiliate of Sears, to provide the Company billing administration services related to certain courier firms used by the Company. SLS manages the invoice processing procedure and bills the Company for the courier services provided by the outside firm plus a four-percent administration fee. During fiscal 1999, the Company paid SLS approximately $62,000.

        Under the terms of an insurance program established by a Sears subsidiary on behalf of Western Auto Supply Company prior to the Western Merger, with respect to certain insurable losses where the Company may otherwise have a retention obligation or deductible under the applicable insurance policy providing coverage, the Company will be entitled to be reimbursed by Sears for its losses. No material payments were made under the insurance program in fiscal 1999 or fiscal 1998. The Company received approximately $1.5 million during fiscal 2000 for a claim processed under the insurance program.

        In connection with the Western Merger, Sears and the Company entered into an agreement under which the Company may be given a priority position as a local supplier to up to approximately 250 Sears Auto Centers or National Tire & Battery ("NTB") Stores that are located near Company stores. Under this agreement, upon request from a Sears Auto Center or NTB Store, the Company will deliver parts and charge a price negotiated prior to the Western Merger between the Company and Sears. In addition, if the volume of activity under this agreement meets certain agreed-upon thresholds, Sears will receive rebates on its purchases. The supply arrangement was phased in by the Company and Sears during late fiscal 1998; therefore, no material purchases were made by Sears in fiscal 1998. During fiscal 2000 and 1999, the Company sold $7.5 million and $5.3 million, respectively of merchandise to Sears under the supply agreement.

        In connection with the Western Merger, Sears arranged to buy from the Company certain products in bulk for its automotive centers, at cost plus a set handling fee. In fiscal 1998, the Company shipped approximately $2.1 million in products to Sears. During the first quarter of fiscal 1999, the Company made final shipments to Sears under this arrangement of $530,000.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a)    Documents filed as part of this Report:

                   (1 & 2) Index to Consolidated Financial Statements and
                           Schedules:

                           Advance Stores Company, Incorporated and
                           Subsidiaries Consolidated Financial Statements:

                           Report of Independent Public Accountants--Arthur
                              Andersen LLP.....................................    F-1

                           Consolidated Balance Sheets as of December 30, 2000
                              and January 1, 2000..............................    F-2

                           Consolidated Statements of Operations for the Years
                              Ended December 30, 2000, January 1, 2000 and
                              January 2, 1999..................................    F-3

                           Consolidated Statements of Changes in Stockholder's
                              Equity for the Years Ended December 30, 2000,
                              January 1, 2000 and January 2, 1999..............    F-4

                           Consolidated Statements of Cash Flows for the Years
                              Ended December 30, 2000, January 1, 2000 and
                              January 2, 1999..................................    F-5

                           Notes to Consolidated Financial Statements December
                              30, 2000, January 1, 2000 and January 2, 1999....    F-7

                           Schedule II -- Valuation and Qualifying Accounts....   II-1

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

                    Exhibit
                    Number                   Description
                    ------                   -----------

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

                    10.18(1) Advance Holding Corporation 1998 Employee Stock Subscription Plan.

                    10.19(1) Form of Advance Holding Corporation Employee Stock Subscription Agreement.

                    10.20(1)  Form of Secured Promissory Note.

                    10.21(1)  Form of Stock Pledge Agreement.

                    10.22(1) Form of Employment and Non-Competition Agreement between Childs, Cox, Gearheart, Gerald, Gray, Gregory, Hale, Helms, Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn, Richardson, Smith, Turner and Williams and the Company (one-year agreement).

                    10.23(1) Form of Employment and Non-Competition Agreement between

                    Exhibit
                    Number                   Description
                    ------                   -----------

                              Bigoney, Buskirk, Felts, Fralin, Haan, Klasing, Reid, Stevens, Vaughn, Wade, Weatherly and Wirth and the Company (two-year agreement).


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

                    10.33(11) Supplement No. 1 dated as of June 30, 1999, to the
                              Pledge Agreement dated as of April 15, 1998 as amended and restated as of November 2, 1998, among the Company, Holding, the Subsidiary Pledgors listed therein and Chase, as collateral agent

                    10.34(12) Supplement No. 1 dated as of June 30, 1999, to the
                              Security Agreement dated as of April 15, 1998 as amended and restated as of November 2, 1998, among the Company, Holding, the Subsidiary Guarantors listed therein and Chase, as collateral agent.


                    10.35(13) Supplement No. 1 dated as of June 30, 1999, to the indemnity, Subrogation and Contribution Agreement dated as of April 15, 1998 as amended and restated as of November 2, 1998 among the Company, Holding, the Guarantors listed therein and Chase, as collateral agent.

                    10.36(14) Employment and Noncompetition agreement dated as of February 1, 2000, among the Company, Holding and Lawrence P. Castellani

                    10.37(15) Senior Executive Stock Subscription Agreement
                              dated as of February 1, 2000, between Holding and Lawrence P. Castellani

                    10.38(16) Restricted Stock Agreement dated as of February 1,
                              2000, between Holding and Lawrence P. Castellani

                    10.39(17) Second Amendment and Consent, dated as of December
                              1, 1999, to the Credit Agreement dated as of April 15, 1998, among Holding, the Company, lenders party thereto and Chase, as Administrative Agent.

                    10.40(18) Third Amendment, dated as of February 11, 2000, to the Credit Amendment dated as of April 15, 1998, among Holding, the Company and Chase, a Administrative Agents

                        21.1  Subsidiaries of the Company.

                             Exhibit
                             Number                        Description
                             ------                        -----------

                                24.1   Power of Attorney (contained in the
                                       signature pages hereof).


                             ---------------------------------
                             (1) Incorporated herein by reference to the exhibit designated by the same number filed with the Company's Registration Statement on Form S-4 effective October 30, 1998 (File No. 333-56013).
                             (2) Incorporated herein by reference to the exhibit designated as exhibit 4.3 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
                             (3) Incorporated herein by reference to the exhibit designated as exhibit 10.31 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
                             (4) Incorporated herein by reference to the exhibit designated as exhibit 10.32 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
                             (5) Incorporated herein by reference to the exhibit designated as exhibit 10.33 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
                             (6) Incorporated herein by reference to the exhibit designated as exhibit 10.34 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
                             (7) Incorporated herein by reference to the exhibit designated as exhibit 10.35 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
                             (8) Incorporated herein by reference to the exhibit designated as exhibit 10.36 filed with the Company's Current Report on Form 8-K dated November 2, 1998.
                             (9) Incorporated herein by reference to the exhibit designated as exhibit 10.1 filed with the Company's Current Report on Form 10-Q for the period ended July 17, 1999.
                             (10) Incorporated herein by reference to the exhibit designated as exhibit 10.2 filed with the Company's Current Report on Form 10-Q for the period ended July 17, 1999.
                             (11) Incorporated herein by reference to the exhibit designated as exhibit 10.3 filed with the Company's Current Report on Form 10-Q for the period ended July 17, 1999.
                             (12) Incorporated herein by reference to the exhibit designated as exhibit 10.4 filed with the Company's Current Report on Form 10-Q for the period ended July 17, 1999.
                             (13) Incorporated herein by reference to the exhibit designated as exhibit 10.5 filed with the Company's Current Report on Form 10-Q for the period ended July 17, 1999.
                             (14) Incorporated herein by reference to the exhibit designated as exhibit 10.35 in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).
                             (15) Incorporated herein by reference to the exhibit designated as exhibit 10.36 in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).
                             (16) Incorporated herein by reference to the exhibit designated as exhibit 10.37 in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).
                             (17) Incorporated herein by reference to the exhibit designated as exhibit 10.38 in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).

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

                      (4)    Reports on Form 8-K.

                             None

Report of Independent Public Accountants


To the Board of Directors and Stockholder of Advance Stores Company, Incorporated:


We have audited the accompanying consolidated balance sheets of Advance Stores Company, Incorporated (a Virginia company) and subsidiaries (the Company), as of December 30, 2000, and January 1, 2000, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Stores Company, Incorporated and subsidiaries as of December 30, 2000, and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                                      ARTHUR ANDERSEN LLP

Greensboro, North Carolina
       March 2, 2001.

            Advance Stores Company, Incorporated and Subsidiaries
      Consolidated Balance Sheets - December 30, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)

                                                                      December 30,          January 1,
             Assets                                                       2000                 2000
             ------                                                   ------------          -----------
Current assets:
    Cash and cash equivalents                                         $    18,009           $    22,577
    Receivables, net                                                       80,967               106,032
    Inventories                                                           788,914               749,447
    Other current assets                                                   10,274                 9,752
                                                                      -----------           -----------
      Total current assets                                                898,164               887,808
Property and equipment, net                                               410,960               402,476
Assets held for sale                                                       25,077                29,694
Other assets, net                                                          15,095                24,974
                                                                      -----------           -----------
                                                                      $ 1,349,296           $ 1,344,952
                                                                      ===========           ===========

Liabilities and Stockholder's Equity
------------------------------------
Current liabilities:
    Bank overdrafts                                                   $    13,778           $    12,182
    Current portion of long-term debt                                       7,028                 3,665
    Accounts payable                                                      387,852               341,188
    Accrued expenses                                                      124,123               148,289
    Other current liabilities                                              42,794                26,172
                                                                      -----------           -----------
      Total current liabilities                                           575,575               531,496
                                                                      -----------           -----------
Long-term debt                                                            495,706               560,302
                                                                      -----------           -----------
Other long-term liabilities                                                46,644                50,626
                                                                      -----------           -----------
Commitments and contingencies
Stockholder's equity:
    Common stock, Class A, voting, $100 par value; 5,000
     shares authorized; 538 and 536 issued and outstanding                     54                    54
    Additional paid-in capital                                            275,654               273,598
    Other                                                                   2,460                 1,777
    Accumulated deficit                                                   (46,797)              (72,901)
                                                                      -----------           -----------
      Total stockholder's equity                                          231,371               202,528
                                                                      -----------           -----------
                                                                      $ 1,349,296           $ 1,344,952
                                                                      ===========           ===========



         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            Advance Stores Company, Incorporated and Subsidiaries
                     Consolidated Statements of Operations
                    For the Years Ended December 30, 2000,
                     January 1, 2000, and January 2, 1999
                            (dollars in thousands)

                                                                            2000                1999               1998
                                                                        ------------        ------------       ------------
Net sales                                                               $ 2,288,022         $ 2,206,945        $ 1,220,759
Cost of sales, including purchasing and warehousing costs                 1,392,127           1,404,113            766,198
                                                                        -----------         -----------        -----------
                Gross profit                                                895,895             802,832            454,561
Selling, general and administrative expenses                                803,106             782,597            401,100
Expenses associated with the Recapitalization of the Parent                       -                   -             14,277
Expenses associated with restructuring in conjunction with
   the Western Merger                                                             -                   -              6,774
                                                                        -----------         -----------        -----------
                Operating income                                             92,789              20,235             32,410
Other (expense) income:
   Interest expense                                                         (56,519)            (53,844)           (29,517)
   Other, net                                                                   762               4,416                606
                                                                        -----------         -----------        -----------
                Total other expense, net                                    (55,757)            (49,428)           (28,911)
                                                                        -----------         -----------        -----------
Income (loss) before provision (benefit) for income taxes
   and extraordinary item                                                    37,032             (29,193)             3,499
Provision (benefit) for income taxes                                         13,861              (9,628)             1,887
                                                                        -----------         -----------        -----------
Income (loss) before extraordinary item                                      23,171             (19,565)             1,612
Extraordinary item, gain on debt extinguishment,
   net of $1,759 income taxes                                                 2,933                   -                  -
                                                                        -----------         -----------        -----------
Net income (loss)                                                       $    26,104         $   (19,565)       $     1,612
                                                                        ===========         ===========        ===========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

            Advance Stores Company, Incorporated and Subsidiaries
          Consolidated Statements of Changes in Stockholder's Equity
                    For the Years Ended December 30, 2000,
                     January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


                                                  Class A                              Retained
                                               Common Stock       Additional           Earnings        Total
                                            -----------------      Paid-in           (Accumulated  Stockholder's
                                             Shares     Amount     Capital    Other    Deficit)       Equity
                                            --------   --------   ---------  ------- ------------  -------------
Balance, January 3, 1998                      273        $ 27      $    940  $     -  $ 128,202     $  129,169
  Dividend to parent                            -           -             -        -   (183,150)      (183,150)
  Issuance of Class A common
    stock associated with Western Merger,
     net of issuance costs of $575            263          27       262,399        -          -        262,426
  Other                                         -           -        10,259      695          -         10,954
  Net income                                    -           -             -        -      1,612          1,612
                                            --------   --------   ---------  ------- ------------  -------------
Balance, January 2, 1999                      536          54       273,598      695    (53,336)       221,011
  Other                                         -           -             -    1,082          -          1,082
  Net income                                    -           -             -        -    (19,565)       (19,565)
                                            --------   --------   ---------  ------- ------------  -------------
Balance, January 1, 2000                      536          54       273,598    1,777    (72,901)       202,528
  Other                                         2           -         2,056      683          -          2,739
  Net income                                    -           -             -        -     26,104         26,104
                                            --------   --------   ---------  ------- ------------  -------------
Balance, December 30, 2000                    538        $ 54      $275,654  $ 2,460  $ (46,797)    $  231,371
                                            ========   ========   =========  ======= ============  =============


         The accompanying notes to consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                     Consolidated Statements of Cash Flows
                    For the Years Ended December 30, 2000,
                     January 1, 2000, and January 2, 1999
                            (dollars in thousands)


                                                                                  2000          1999            1998
                                                                                --------      ---------       --------
Cash flows from operating activities:
 Net income (loss)                                                              $ 26,104      $ (19,565)      $  1,612
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                   66,826         58,147         29,964
  Amortization of stock option compensation                                          729          1,082            695
  Amortization of deferred debt issuance costs                                     3,052          3,230          1,891
  Amortization of interest on capital lease obligation                                42            201              -
  Extraordinary gain on extinguishment of debt, net of tax                        (2,933)             -              -
  Net losses on sales of property and equipment                                      885            119            150
  Impairment of assets held for sale                                                 856              -              -
  Provision (benefit) for deferred income taxes                                    4,010         (9,657)        (3,453)
  Restructuring charge                                                                 -              -          6,774
  Net decrease (increase) in:
   Receivables, net                                                               25,068         (7,834)         4,844
   Inventories                                                                   (39,467)       (23,090)       (99,653)
   Other assets                                                                   12,595         (2,262)        (3,036)
  Net increase (decrease) in:
   Accounts payable                                                               46,664         (5,721)        55,329
   Accrued expenses                                                              (33,185)       (31,885)        33,943
   Other liabilities                                                              (7,458)        17,915          8,837
                                                                                --------      ----------      --------
    Net cash provided by (used in) operating activities                          103,788        (19,320)        37,897
                                                                                --------      ----------      --------
Cash flows from investing activities:
 Purchases of property and equipment                                             (70,566)      (105,017)       (65,790)
 Proceeds from sales of property and equipment and assets held for sale            5,626          3,130          6,073
 Payment for purchase of Advance Holding Corporation Common Stock                      -              -       (193,003)
 Western Merger, net of cash aquired                                                   -        (13,028)      (170,955)
 Other                                                                                 -          1,091              -
                                                                                --------      ---------       --------
   Net cash used in investing activities                                         (64,940)      (113,824)      (423,675)
                                                                                ---------     ---------       --------
Cash flows from financing activities:
 Increase (decrease) in bank overdrafts                                            1,596         (8,068)        13,016
 Net borrowings under notes payable                                                  784              -              -
 Early extinguishment of debt                                                    (24,990)             -              -
 Proceeds from issuance of long-term debt                                              -              -            581
 Principal payments on long-term debt                                                  -              -        (97,117)
 Borrowings under credit facilities                                              278,100        465,000        425,000
 Payments on credit facilities                                                  (306,100)      (339,500)             -
 Payment of debt issuance costs                                                        -           (930)       (20,786)
 Contributed capital from Advance Holding Corporation                                  -              -         10,259
 Dividend paid to Advance Holding Corporation                                          -              -       (183,150)
 Proceeds from issuance of Class A common stock                                    2,053              -        262,425
 Other                                                                             5,141          4,999          2,323
                                                                                --------      ---------       --------
   Net cash (used in) provided by financing activities                           (43,416)       121,501        412,551
                                                                                --------      ---------       --------
Net (decrease) increase in cash and cash equivalents                              (4,568)       (11,643)        26,773
Cash and cash equivalents, beginning of year                                      22,577         34,220          7,447
                                                                                --------      ---------       --------
Cash and cash equivalents, end of year                                          $ 18,009      $  22,577       $ 34,220
                                                                                ========      =========       ========

               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                     Consolidated Statements of Cash Flows
                    For the Years Ended December 30, 2000,
                     January 1, 2000, and January 2, 1999
                            (dollars in thousands)

                                                             2000          1999          1998
                                                          ----------    ----------    ----------
Supplemental cash flow information:
   Interest paid                                           $ 51,831      $ 46,264      $ 21,792
   Income tax refunds (payments), net                         6,175        (4,953)       (6,540)
Noncash transaction:
   Accrued purchases of property and equipment                9,299           543             -
   Conversion of capital lease obligation                     3,509
   Forfeiture of stock options                                   46           562             -
   Obligations under capital lease                                -         3,266             -
   Debt issuance and acquisition costs accrued
    at January 2, 1999                                            -             -         3,597
   Accrued credit card liability - Western Merger                 -             -        10,000
                                                          ==========    ==========    ==========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


1.    Description of Business:

Advance Stores Company, Incorporated and Subsidiaries (the "Company"), a wholly owned subsidiary of Advance Holding Corporation (the "Parent"), maintain two operating segments within the United States, Puerto Rico and the Virgin Islands. The Retail segment operates 1,728 retail stores under the "Advance Auto Parts" and "Western Auto" trade names. The Advance Auto Parts stores offer automotive replacement parts, accessories and maintenance items throughout the Eastern and Midwest portions of the United States. The Western Auto stores, located in Puerto Rico and the Virgin Islands, included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Wholesale segment consists of the wholesale operations, including distribution services to approximately 590 independent dealers located throughout the United States, and one Company-owned store in California all operating under the "Western Auto" trade name.

2.    Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company also participates in a joint venture in which it has less than a 50% ownership. The investment in the joint venture is accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds. Bank overdrafts include net outstanding checks not yet presented to a bank for settlement.

Allowances

The Company receives cooperative advertising allowances, rebates and various other incentives from vendors that are recorded as a reduction of cost of sales or selling, general and administrative expenses when earned. Cooperative advertising revenue is earned as advertising expenditures are incurred. Rebates and other incentives are earned based on purchases. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $26,994 and $25,015 at December 30, 2000 and January 1, 2000, respectively.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense incurred was approximately $53,658, $65,524, and $35,972 in fiscal 2000, 1999 and 1998, respectively.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors' warranties are estimated based on the Company's historical experience and are recorded in the period the product is sold.

Revenue Recognition

The Company recognizes merchandise revenue at the point of sale to a retail customer and point of shipment to a wholesale customer, while service revenue is recognized upon performance of service. The majority of sales are made for cash; however, the Company extends credit to certain commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," provides that this arrangement be accounted for as a secured borrowing. Receivables under the private label credit card and the related payable to the third-party provider were $15,666 and $10,525 at December 30, 2000 and January 1, 2000, respectively.

Change in Accounting Estimate

In July of fiscal 2000, the Company adopted a change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. The effect on operations for fiscal 2000 was to increase depreciation expense by $2,458. The Company expects to discontinue the operations of the effected assets by the third quarter of fiscal 2001, at which time they will be fully depreciated under the reduced useful lives.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging - an Amendment of SFAS No. 133," which amended the accounting and reporting standards for certain risks related to normal purchases and sales, interest and foreign currency transactions addressed by SFAS No. 133. The Company adopted SFAS No. 133 on December 31, 2000 with no material impact on its financial position or the results of its operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. Management is currently analyzing the impact of adopting SFAS No. 140, which will become effective for first quarter of fiscal 2001.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


Reclassifications

Certain items in the fiscal 1999 and fiscal 1998 financial statements have been reclassified to conform with the fiscal 2000 presentation.

3.    Restructuring Charges:

The Company's restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken and assumed as a result of the Western Merger (see Note 15). The Company recognizes a provision for future obligations at the time a decision is made to close a facility, primarily store locations. The provision for closed facilities includes the present value of the remaining lease obligations, reduced by the present value of estimated revenues from subleases, and management's estimate of future costs of insurance, property tax and common area maintenance. The Company uses discount rates ranging from 6.5% to 7.7%.

During fiscal 2000, the Company closed five stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 25 additional stores not meeting profitability objectives, of which 20 have been closed as of December 30, 2000.

A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                           Other
                                                                           Exit
                                                            Severance      Costs
                                                           -----------   ---------
        Restructuring reserves assumed
           in Western Merger                                 $ 1,092      $  8,569
        Restructuring provision for Advance store
           exit costs and fixed asset write-downs                  -         6,774
        Reserves utilized                                       (410)         (570)
                                                             -------      --------
        Balance, January 2, 1999                             $   682      $ 14,773
        New provisions                                             -         1,307
        Change in estimates                                        -        (1,249)
        Reserves utilized                                       (664)       (4,868)
                                                             -------      --------
        Balance, January 1, 2000                             $    18      $  9,963
        New provisions                                             -         1,768
        Change in estimates                                        -           (95)
        Reserves utilized                                        (18)       (4,848)
                                                             -------      --------
        Balance, December 30, 2000                           $     -      $  6,788
                                                             =======      ========

Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

As a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of December 30, 2000, all employees have been terminated and all leased stores have been closed.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                                               Other
                                                                                               Exit
                                                                  Severance      Relocation    Costs
                                                                 -----------    ------------ ---------
             Recognized as liabilities assumed
                in purchase accounting and
                included in purchase price
                allocation                                         $ 8,000         $  970   $ 14,384
             Reserves utilized                                        (262)          (132)      (652)
                                                                   -------         ------   --------
             Balance at January 2, 1999                            $ 7,738         $  838   $ 13,732
             Purchase accounting adjustments                         3,630           (137)    (1,833)
             Reserves utilized                                      (7,858)          (701)    (4,074)
                                                                   -------         ------   --------
             Balance at January 1, 2000                            $ 3,510         $    -   $  7,825
             Change in estimates                                         -              -     (1,261)
             Reserves utilized                                      (3,510)             -     (2,767)
                                                                   -------         ------   --------
             Balance at December 30, 2000                          $     -         $    -   $  3,797
                                                                   =======         ======   ========

Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

4.    Receivables:

Receivables consist of the following:

                                                    December 30,   January 1,
                                                        2000          2000
                                                    -------------  -----------
          Trade:
              Wholesale                               $ 12,202     $  22,221
              Retail                                    15,666        10,525
          Vendor                                        36,260        50,208
          Installment (Note 16)                         14,197        13,616
          Related parties                                4,143        12,559
          Employees                                        389           349
          Other                                          3,131         3,481
                                                      --------     ---------
          Total receivables                             85,988       112,959
          Less: Allowance for doubtful accounts         (5,021)       (6,927)
                                                      --------     ---------
          Receivables, net                            $ 80,967     $ 106,032
                                                      ========     =========

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


5.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for approximately 90% and 89% of inventories at December 30, 2000 and January 1, 2000, respectively, and the first-in, first-out ("FIFO") method for remaining inventories. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at December 30, 2000 and January 1, 2000, were $56,305 and $49,252, respectively. Inventories consist of the following:

                                                    December 30,      January 1,
                                                        2000             2000
                                                    ------------     -----------
       Inventories at FIFO                           $ 779,376        $ 735,762
       Adjustments to state inventories at LIFO          9,538           13,685
                                                     ---------        ---------
       Inventories at LIFO                           $ 788,914        $ 749,447
                                                     =========        =========

Replacement cost approximated FIFO cost at December 30, 2000 and January 1,
2000.

6.   Property and Equipment:

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

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of building and leasehold improvements is provided over the shorter of the estimated useful lives of the respective assets or the term of the lease using the straight-line method.

Property and equipment consists of the following:

                                                               Estimated    December 30,   January 1,
                                                             Useful Lives        2000         2000
                                                            --------------  ------------  -----------
       Land and land improvements                             0 - 10 years   $  40,371    $  40,927
       Buildings                                                  40 years      79,109       70,788
       Building and leasehold improvements                   10 - 40 years      84,658       76,605
       Furniture, fixtures and equipment                      3 - 12 years     357,642      331,238
       Vehicles                                               2 - 10 years      30,506       27,555
       Other                                                                    10,571        2,010
                                                                             ---------    ---------
                                                                               602,857      549,123
       Less - Accumulated depreciation and amortization                       (191,897)    (146,647)
                                                                             ---------    ---------
       Property and equipment, net                                           $ 410,960    $ 402,476
                                                                             =========    =========


Effective January 3, 1999, the Company adopted the American Institute of Certified Public Accountant's Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize certain expenditures related to development of or obtaining computer software for internal use. The adoption of the SOP resulted in the Company capitalizing approximately $9,400 and $561 in costs incurred during fiscal 2000 and fiscal 1999, respectively.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


7.   Assets Held for Sale

The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. As of December 30, 2000 and January 1, 2000, the Company's assets held for sale primarily consist of real property acquired in the Western Merger of $25,077 and $29,694, respectively.

During fiscal 2000, the Company recorded an impairment of the value assigned to a property held in the Wholesale segment. This facility consisted of excess space not required by the Company's current needs, therefore, leading to the Company's decision to dispose. The Company expects to dispose of this property during fiscal 2001. The impairment charge of $856, included in operating income, reduced the carrying value of the property to approximately $8,000.

8.   Other Assets:

As of December 30, 2000 and January 1, 2000, other assets include deferred debt issuance costs of $12,864 and $16,683, respectively (net of accumulated amortization of $7,581 and $4,834, respectively), relating to the Recapitalization (Note 14) and the Western Merger (Note 15). Such costs are being amortized over the term of the related debt (6 years to 11 years). Other assets also include the non-current portion of deferred income tax assets (Note
12).

9.   Accrued Expenses:

Accrued expenses consist of the following:

                                                 December 30,    January 1,
                                                     2000           2000
                                                 ------------   -----------
       Payroll and related benefits               $  25,507      $  32,682
       Restructuring                                  3,772          8,238
       Warranty                                      18,962         19,780
       Other                                         75,882         87,589
                                                  ---------      ---------
       Total accrued expenses                     $ 124,123      $ 148,289
                                                  =========      =========


10.  Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

                                                 December 30,    January 1,
                                                     2000           2000
                                                 ------------   -----------
       Other postretirement employee benefits     $  24,625      $  26,587
       Restructuring                                  6,813         13,078
       Other                                         15,206         10,961
                                                  ---------      ---------
       Total other long-term liabilities          $  46,644      $  50,626
                                                  =========      =========

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


11.   Long-term Debt:

Long-term debt consists of the following:

                                                                                 December 30,   January 1,
                                                                                   2000            2000
                                                                               -------------    -----------
Senior Debt:
  Deferred term loan at variable interest
   rates (9.25% at December 30, 2000), due April 2004                             $  90,000      $  90,000
  Delayed draw facilities at variable interest rate
   (8.47% at December 30, 2000), due April 2004                                      94,000         70,000
  Revolving facility at variable interest rates
   (8.50% at December 30, 2000), due April 2004                                      15,000         66,000
  Tranche B facility at variable interest rates
   (9.19% at December 30, 2000), due April 2006                                     123,500        124,500
  McDuffie County Authority taxable industrial development
   revenue bonds, issued December 31, 1997, interest due monthly at an adjustable rate established by the Remarketing Agent (6.90% at December 30,
   2000), principal due on November 1, 2002                                          10,000         10,000
  Capital lease obligation                                                                -          3,467
  Other                                                                                 784              -
Subordinated debt:
  Subordinated notes payable, interest due semi-annually
   at 10.25%, due April 2008                                                        169,450        200,000
                                                                                  ---------      ---------
    Total long-term debt                                                            502,734        563,967
Less: Current portion of long-term debt                                              (7,028)        (3,665)
                                                                                  ---------      ---------
Long-term debt, excluding current portion                                         $ 495,706      $ 560,302
                                                                                  =========      =========

Senior Debt:

The deferred term loan, delayed draw facilities, revolving facility and Tranche B facility ("Credit Facility") are with a syndicate of banks. The Credit Facility provides for the Company to borrow up to $462,500 in the form of senior secured credit facilities, consisting of (i) $90,000 senior secured deferred term loan, (ii) $49,000 senior secured delayed draw term loan facility (the "Delayed Draw Facility I"), (iii) $75,000 senior secured delayed draw term loan facility (the "Delayed Draw Facility II") and, together with the Delayed Draw Facility I, (the "Delayed Draw Facilities"), (iv) a $123,500 Tranche B senior secured term loan facility (the "Tranche B Facility") and (v) a $125,000 senior secured revolving credit facility (the "Revolving Facility"). The Revolving Facility has a letter of credit sub-limit of $25,000, of which $11,910 was outstanding for stand-by letters of credit as of December 30, 2000. Amounts available under the revolver, delayed draw term and deferred term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories and certain debt covenants. As of December 30, 2000, $118,300 was available under these facilities.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)



Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of the Excess Cash Flow (as defined), (b) the net cash proceeds of all asset sales or other dispositions of property (as defined), (c) the net proceeds of issuances of debt obligations and (d) the net proceeds of issuance of equity securities. Excess Cash Flow is defined as the excess of (A) the sum of the Company's, (i) consolidated net income (excluding certain gains and losses and restricted payments made to its parent), (ii) depreciation, amortization and other noncash charges, (iii) any decrease in Net Working Capital (as defined), (iv) increases in the deferred revenues and (v) proceeds of certain indebtedness incurred, less (B) the sum of (a) any noncash gains, (b) any increases in Net Working Capital, (c) decreases in consolidated deferred revenues, (d) capital expenditures and (e) repayments of indebtedness (subject to certain exceptions). The Company was not required to make an Excess Cash Flow prepayment for fiscal 1999 but will make a $6,244 mandatory prepayment for fiscal 2000 in fiscal 2001.

The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that provides for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at December 30, 2000, the margins were 1.75% and 0.75% for Eurodollar and base rate borrowings, respectively. Additionally, at December 30, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings. A commitment fee of 0.50% per annum is charged on the unused portion of the Credit Facility.

The Credit Facility is secured by all of the assets of the Company and contains covenants restricting the ability of the Company and its subsidiaries to, among others, (i) declare dividends or redeem or repurchase capital stock, (ii) make loans and investments and (iii) engage in transactions with affiliates or the Parent to change its passive holding company status. The Company is required to comply with financial covenants with respect to (a) a maximum leverage ratio,
(b) a minimum interest coverage ratio, (c) a minimum retained cash earnings test and (d) maximum limits on capital expenditures.

On December 31, 1997, the Company entered into an agreement with McDuffie County Authority under which bond proceeds of $10,000 were issued to construct a distribution center. Proceeds of the bond offering were fully expended during fiscal 1999. These industrial development revenue bonds currently bear interest at a variable rate, with a one-time option to convert to a fixed rate, and are secured by a letter of credit.

Subordinated Debt:

The $169,450 Senior Subordinated Notes (the "Notes") are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption; and provided further, that such redemption shall occur within 90 days of the date of the closing of such equity offering.

Upon the occurrence of a change of control, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at an offering price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Notes contain various non-financial restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to issue preferred stock, repurchase stock and incur certain indebtedness, engage in transactions with affiliates, pay dividends or certain other distributions, make certain investments and sell stock of subsidiaries.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)



During fiscal 2000, the Company repurchased on the open market $30,550 face value of Notes at a price ranging from 81.5 to 82.5 percent of their face value. Accordingly, the Company recorded a gain related to the extinguishment of this debt of $2,933, net of $1,759 provided for income taxes and $868 for the write off of the associated deferred debt issuance costs.

As of December 30, 2000, the Company was in compliance with the covenants of the Credit Facility and the Notes. Substantially all of the net assets of the Company are restricted at December 30, 2000.

The aggregate future annual maturities of long-term debt are as follows:

2001                $   7,028
2002                   14,000
2003                    4,000
2004                  219,668
2005                   60,000
Thereafter            198,038
                    ---------
                    $ 502,734
                    =========


12.  Income Taxes:

Provision (benefit) for income taxes for fiscal 2000, fiscal 1999 and fiscal 1998 consists of the following:

                          Current          Deferred         Total
                       ---------------  ---------------   ----------
2000-
  Federal                     $ 8,005          $ 3,897     $ 11,902
  State                         1,846              113        1,959
                       ---------------  ---------------   ----------
                              $ 9,851          $ 4,010     $ 13,861
                       ===============  ===============   ==========
1999-
  Federal                    $ (1,934)        $ (3,895)    $ (5,829)
  State                         1,963           (5,762)      (3,799)
                       ---------------  ---------------   ----------
                                 $ 29         $ (9,657)    $ (9,628)
                       ===============  ===============   ==========
1998-
  Federal                     $ 3,858         $ (2,863)       $ 995
  State                         1,482             (590)         892
                       ---------------  ---------------   ----------
                              $ 5,340         $ (3,453)     $ 1,887
                       ===============  ===============   ==========

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)



The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

                                                                    2000            1999         1998
                                                                --------------    ----------  -----------
     Pre-tax (loss) income at statutory U.S. federal
         income tax rate                                             $ 12,961     $ (10,218)     $ 1,225
     State income taxes, net of federal
         income tax benefit                                             1,159        (2,469)         580
     Changes in certain tax accounting methods                              -             -         (366)
     Puerto Rico dividend withoholding tax                                  -           150          120
     Nondeductible expenses                                               631           740          391
     Valuation allowance                                                  914           596            -
     Other, net                                                        (1,804)        1,573          (63)
                                                                --------------    ----------  -----------
                                                                     $ 13,861      $ (9,628)     $ 1,887
                                                                ==============    ==========  ===========

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end, based on enacted tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the bases of assets and labilities for financial reporting purposes and for income tax reporting purposes. Net deferred income tax balances are comprised of the following:

                                                          December 30,           January 1,
                                                              2000                  2000
                                                          -------------          -----------
     Deferred income tax assets                           $      49,193          $    60,661
     Deferred income tax liabilities                            (62,121)             (54,731)
                                                          -------------          -----------
     Net deferred income tax (liabilities) assets         $     (12,928)         $     5,930
                                                          =============          ===========


Net deferred income tax assets of $8,792 were recorded in the purchase price allocation of Western.

The Company incurred financial reporting and tax losses in 1999 primarily due to integration and interest costs incurred as a result of the Western Merger and the Recapitalization (See Notes 14 and 15). As of December 30, 2000, the Company has cumulative net deferred income tax liabilities of $12,928. The gross deferred income tax assets include federal and state net operating loss carryforwards ("NOLs") of approximately $16,931. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2020. The Company believes it will realize these tax benefits through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of deferred tax assets for NOLs in various jurisdictions, the Company recorded a valuation allowance of $1,510 as of December 30, 2000 and $596 as of January 1, 2000. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)



Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

                                                                                December 30,        January 1,
                                                                                   2000                2000
                                                                               --------------      -----------
     Current deferred income taxes-
        Inventory valuation differences                                        $      (36,051)     $   (30,708)
        Accrued medical and workers compensation                                        2,319            2,462
        Accrued expenses not currently deductible for tax                              16,392           26,778
        Net operating loss carryforwards                                                7,124            4,000
                                                                               --------------      -----------
        Total current deferred income taxes                                    $      (10,216)     $     2,532
                                                                               ==============      ===========
     Long-term deferred income taxes-
        Property and equipment                                                 $      (24,571)     $   (24,023)
        Postretirement benefit obligation                                               8,254            8,580
        Net operating loss carryforwards                                                9,807           18,090
        Minimum tax credit carryforward (no expiration)                                 6,809                -
        Valuation allowance                                                            (1,510)            (596)
        Other, net                                                                     (1,501)           1,347
                                                                               --------------      -----------
        Total long-term deferred income taxes                                  $       (2,712)     $     3,398
                                                                               ==============      ===========

For federal and Virginia state income tax reporting purposes, the taxable income of the Company is included in the consolidated income tax returns of the Parent. Accordingly, any current and deferred federal and Virginia state income taxes, computed on a separate company basis, are payable to or receivable from the Parent.

The Parent currently has four years that are open to audit by the Internal Revenue Service. In addition, various Parent and Company state and foreign income tax returns for several years are open to audit. In management's opinion, adequate reserves have been established and any amounts assessed will not have a material effect on the Company's financial position or results of operations.

13.  Lease Commitments:

The Company leases store locations, distribution centers, office space, equipment and vehicles under lease arrangements, some of which are with related parties.

At December 30, 2000, future minimum lease payments due under non-cancelable operating leases are as follows:

                                                Related
                                 Other          Parties          Total
                              ------------    ------------    ------------
     2001                        $ 115,631         $ 3,688       $ 119,319
     2002                          107,908           3,688         111,596
     2003                           97,119           3,496         100,615
     2004                           84,711           2,536          87,247
     2005                           76,686           2,239          78,925
     Thereafter                    228,300           2,211         230,511
                              ------------    ------------    ------------
                                 $ 710,355        $ 17,858       $ 728,213
                              ============    ============    ============

     (a) The Other and Related Party columns include stores closed as a result of the Company's restructuring plans (See Note 3).

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)



At December 30, 2000, future minimum sub-lease income to be received under non-cancelable operating leases is $10,152.

Net rent expense for fiscal 2000, fiscal 1999 and fiscal 1998 was as follows:

                                              2000         1999         1998
                                            ---------    ---------    ---------
Minimum facility rentals                    $ 112,768    $ 103,807     $ 63,787
Contingent facility rentals                     1,391        2,086          718
Equipment rentals                               1,875        3,831        1,804
Vehicle rentals                                 6,709        4,281        2,391
                                            ---------    ---------    ---------
                                              122,743      114,005       68,700
Less: sub-lease income                         (1,747)      (1,085)        (426)
                                            ---------    ---------    ---------
                                            $ 120,996    $ 112,920     $ 68,274
                                            =========    =========    =========

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

Rental payments to related parties of approximately $3,921 in fiscal 2000, $3,998 in fiscal 1999 and $2,984 in fiscal 1998 are included in net rent expense.

14.  Recapitalization:

On April 15, 1998, the Parent consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the "Merger Agreement"). In connection with the Merger Agreement, the Parent's Board of Directors authorized a 12,500 to 1 split of the common stock and a change in the par value of the common stock from $100 to $.01 per share.

Pursuant to the Merger Agreement, AHC Corporation ("AHC"), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated ("FS&Co."), merged into the Parent (the "Merger"), with the Parent as the surviving corporation. In the Merger, a portion of the common stock and all of the preferred stock of the Parent were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options (See Note
21). Certain shares representing approximately 14% of the outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC which was converted in the Merger into approximately 64% of the Parent's outstanding common stock and Ripplewood Partners, L.P. and its affiliates ("Ripplewood") purchased approximately $20,000 of the common stock of AHC which was converted in the Merger into approximately 16% of the Parent's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Parent's outstanding common stock, a portion of which resulted in stockholder subscription receivables.

The Merger, the retirement of certain notes payable and long-term debt, borrowings under the Credit Facility, the Parent's issuance of the Debentures and the issuance of the Notes collectively represent the "Recapitalization". The Company has accounted for the Recapitalization for financial reporting purposes as the issuance of debt, the repayment of intercompany debt to the Parent and as a dividend to the Parent.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)



15.  Western Merger:

On November 2, 1998, the Company consummated a Plan of Merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears"), to acquire Western (Western Auto Supply Company), for $175,000 in cash and 11,474,606 shares of the Parent's Common Stock. Additionally, the Company agreed to share losses incurred by Sears as a result of the sale, or as a result of continuing the private label credit card programs up to a maximum of $10,000 ("Credit Card Liability"). The Company recorded the $10,000, which was paid in fiscal 1999, as additional purchase price. In connection with the transaction, the Parent sold 4,161,712 shares of common stock to certain stockholders for $70,000 and the Company borrowed $90,000 under a new deferred term loan facility. The remainder of the $175,000 was funded through cash on hand. As of the transaction date, Sears owned approximately 40.6% of the Parent's issued and outstanding common stock.

The Western Merger has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Western for the periods from November 2, 1998 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. The final purchase price allocation resulted in total excess fair value over the purchase price of $4,667 and was allocated to non-current assets, primarily property and equipment.

16.  Installment Sales Program:

A subsidiary of the Company maintains an in-house finance program, which offers financing to retail customers. Finance charges of $3,063, $2,662 and $376 on the installment sales program are included in net sales in the accompanying consolidated statements of operations for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. The cost of administering the installment sales program is included in selling, general and administrative expenses as a cost of operations.

17.  Subsequent Event:

Subsequent to December 30, 2000 but prior to this filing, the Company signed a definitive agreement to purchase certain assets of Carport Auto Parts, Inc. ("Carport"). Carport operates 51 automotive retail part stores in Alabama and Mississippi, which carry products similar to those offered in the Advance Auto Parts stores of the Retail segment. The Company plans to account for the acquisition under the purchase method of accounting.

18.  Contingencies:

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

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)



In October 2000, a vendor repudiated a long-term purchase agreement entered into with the Company in January 2000. The Company filed suit against the vendor in November of fiscal 2000. While legal remedies were being pursued, an interim agreement was entered into to ensure the continuous supply of products. In its suit, the Company attempted to recover monetary damages for the increased costs charged by the vendor under the interim agreement, the increased costs to acquire product from other sources, plus any consequential damages. Based on consultation with the Company's legal counsel, management believed the purchase agreement was entered into in good faith and it was highly probable that the Company would prevail in its suit. Therefore, the Company recorded a gain of $3,300, which represented actual damages incurred through December 30, 2000, as a reduction of cost of sales in the accompanying statements of operations. Related income taxes and legal fees of $1,300 were also recorded in the accompanying consolidated statement of operations for the year ended December 30, 2000. On March 23, 2001, the Company agreed to a cash settlement of $16,600 from the vendor. The remainder of the cash settlement over the originally recorded gain, less higher product costs incurred under the interim supply agreement, related legal expenses and taxes, will be recognized during first quarter of fiscal 2001.

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

In January 1999, the Company was notified by the United States Environmental Protection Agency ("EPA") that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970's and 1980's. The EPA has indicated the total cleanup for this site will be approximately $1,600. Management is continuing their investigation of the EPA notification. An estimate of the range of liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility. The Company believes the claim could be settled for an amount not material to the Company's financial position or results of operations.

Sears has agreed to indemnify the Company for certain litigation and environmental matters of Western that existed as of the Western Merger date. The Company has recorded a receivable from Sears of approximately $2,685, which is included in the fair value of Western's assets (Note 15), relating to certain environmental matters that had been accrued by Western as of the Western Merger date. As of the Western Merger date, Sears has agreed to partially indemnify the Company for up to 5 years for certain additional environmental matters that may arise relating to the period prior to the Western Merger. The Company's maximum exposure during the indemnification period for certain matters covered in the Western Merger agreement is $3,750.

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

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


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

The Company has entered into employment agreements with certain employees that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination by the Company. The maximum contingent liability under these employment agreements is approximately $4,740 and $4,400 at December 30, 2000 and January 1, 2000, respectively.

19.  Related-party Transactions:

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

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)

The following table presents the related party transactions with Sears for fiscal 2000, 1999 and 1998 and as of December 30, 2000 and January 1, 2000:

                                                      Years Ended
                                       -----------------------------------------
                                       December 30,    January 1,     January 2,
                                           2000           2000          1999
                                       ------------    ----------     ----------
     Net sales to Sears                 $    7,487      $  5,326       $  2,124
     Shared services revenue                     -         2,286            697
     Shared services expense                     -           887            844
     Credit card fees expense                  405           348            657
                                       ============    ==========     ==========

                                       December 30,    January 1,
                                           2000           2000
                                       ------------    ----------
     Receivables from Sears             $    3,160      $  6,625
     Payables to Sears                       1,321         4,304
                                       ============    ==========


The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. As of December 30, 2000 and January 1, 2000, the Company had a net receivable from its Parent of $603 and $5,912, respectively.

20.  Benefit Plans:

401(k) Plan

The Company maintains a defined contribution employee benefit plan, which covers substantially all employees after one year of service. The plan allows for employee salary deferrals, which are matched at the Company's discretion. Company contributions were $5,245 in fiscal 2000, $4,756 in fiscal 1999, and $2,634 in fiscal 1998.

The Company also maintains a profit sharing plan covering Western employees that was frozen prior to the Western Merger on November 2, 1998 (Note 15). This plan covered all full-time employees who had completed one year of service and had attained the age of 21 on the first day of each month. All employees covered under this plan were included in the Company's plan on January 1, 1999.

Deferred Compensation

The Company maintains an unfunded deferred compensation plan established for certain key employees of Western prior to the Western Merger (Note 15). The Company assumed the plan liability of $15,253 through the Western Merger. The plan was frozen at the date of the Western Merger. As of December 30, 2000 and January 1, 2000, $5,359 and $8,504, respectively was accrued related to the plan.

Postretirement Plan

The Company provides certain health care and life insurance benefits for eligible retired employees. Employees retiring from the Company with 20 consecutive years of service after age 40 are eligible for these benefits, subject to deductibles, co-payment provisions and other limitations.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


The estimated cost of retiree health and life insurance benefits is recognized over the years that the employees render service as required by SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The initial accumulated liability, measured as of January 1, 1995, the date the Company adopted SFAS No. 106, is being recognized over a 20-year amortization period.

In connection with the Western Merger, the Company assumed Western's benefit obligation under its postretirement health care plan. This plan was merged into the Company's plan effective July 1, 1999.

The Company maintains the existing plan and the assumed plan covering Western employees. Financial information related to the plans was determined by the Company's independent actuaries as of December 30, 2000 and January 1, 2000. The following provides a reconciliation of the benefit obligation and the funded status of the plan:

                                                                2000         1999
                                                             ----------  -----------
     Change in benefit obligation:
      Benefit obligation at beginning of the year            $   22,095  $    23,559
      Service cost                                                  451          336
      Interest cost                                               1,532        1,401
      Benefits paid                                              (2,826)      (1,843)
      Actuarial loss (gain)                                         830       (1,358)
                                                             ----------  -----------
      Benefit obligation at end of the year                      22,082       22,095

     Change in plan assets:
      Fair value of plan assets at beginning of the year              -            -
      Employer contributions                                      2,826        1,843
      Benefits paid                                              (2,826)      (1,843)
                                                             ----------  -----------
      Fair value of plan assets at end of year                        -            -

     Reconciliation of funded status:
      Funded status                                             (22,082)     (22,095)
      Unrecognized transition obligation                            810          868
      Unrecognized actuarial loss (gain)
                                                                    530         (300)
                                                             ----------  -----------
     Accrued postretirement benefit cost                     $  (20,742) $   (21,527)
                                                             ==========  ===========

Net periodic postretirement benefit cost is as follows:

                                                                2000         1999         1998
                                                             ----------  -----------  -----------
     Service cost                                            $      451  $       336  $       240
     Interest cost                                                1,532        1,401          440
     Amortization of the transition obligation                       58           58           58
     Amortization of recognized net losses                            -           43           60
                                                             ----------  -----------  -----------
                                                             $    2,041  $     1,838  $       798
                                                             ==========  ===========  ===========

The postretirement benefit obligation was computed using an assumed discount rate of 7.5% and 6.5% in 2000 and 1999, respectively. The health care cost trend rate was assumed to be 9.0% for 2000, 8.5% for 2001, 8.0% for 2002, 7.5% for
2003, 7.0% for 2004, 6.5% for 2005, and 5% to 6% for 2006 and thereafter.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


If the health care cost were increased 1% for all future years, the accumulated postretirement benefit obligation would have increased by $1,496 as of December 30, 2000. The effect of this change on the combined service and interest cost would have been an increase of $130 for 2000.

If the health care cost were decreased 1% for all future years, the accumulated postretirement benefit obligation would have decreased by $1,308 as of December 30, 2000. The effect of this change on the combined service and interest cost would have been a decrease of $113 for 2000.

The Company reserves the right to change or terminate the benefits at any time. The Company also continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

21.  Stock Options:

The Company maintains a senior executive stock option plan and an executive stock option plan (the "Option Plans") for key employees of the Company. The Option Plans provide for the granting of non-qualified stock options of the Parent's common stock. All options will terminate on the seventh anniversary of the grant date. Shares authorized for grant under the senior executive and the executive stock option plans are 1,650,000 and 1,240,000, respectively, at December 30, 2000. Subsequent to December 30, 2000, an additional 250,000 shares were authorized for grant under the senior executive stock option plan.

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

As a result of the Recapitalization certain existing stockholders received stock options to purchase up to 500,000 shares of common stock. The stock options are fully vested, nonforfeitable and provide for a $10 per share exercise price, increasing $2.00 per share annually, through the expiration date of April 2005. The Company retained a reputable firm with expertise in valuing stock options to determine the fair value of these options as of April 15, 1998 (the "valuation date"). Based on their analysis, the fair value of the options was approximately $300 in the aggregate. The value of the options as of the valuation date has been reflected as additional consideration for the shares of common stock repurchased in the Recapitalization.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


Total option activity was as follows:

                                                      2000                           1999                           1998
                                          ----------------------------   ---------------------------    ---------------------------
                                                           Weighted-                     Weighted-                     Weighted-
                                          Number of         Average      Number of        Average       Number of       Average
                                           Shares       Exercise Price    Shares      Exercise Price     Shares      Exercise Price
                                          ---------     --------------   ---------    --------------    ---------    --------------
     Fixed Price Service Options
     ---------------------------
     Outstanding at beginning of year       296,655     $        14.79     104,580    $        10.00            -    $          -
     Granted                              1,335,500              19.80     230,000             16.82      104,580             10.00
     Exercised                                    -                  -           -                 -            -               -
     Forfeited                              (22,500)             14.55     (37,925)            13.90            -               -
                                          ---------     --------------   ---------    --------------    ---------    --------------
     Outstanding at end of year           1,609,655     $        18.95     296,655    $        14.79      104,580    $        10.00
                                          =========     ==============   =========    ==============    =========    ==============

     Variable Price Service Options
     ------------------------------
     Outstanding at beginning of year       329,235     $        15.00     397,085    $        15.00            -    $            -
     Granted                                      -                  -           -                 -      397,085             15.00
     Exercised                                    -                  -           -                 -            -                 -
     Forfeited                              (32,500)             15.00     (67,850)            15.00            -                 -
                                          ---------     --------------   ---------    --------------    ---------    --------------
     Outstanding at end of year             296,735     $        15.00     329,235    $        15.00      397,085    $        15.00
                                          =========     ==============   =========    ==============    =========    ==============

     Performance Options
     -------------------
     Outstanding at beginning of year       329,235     $        10.00     397,085    $        10.00            -    $            -
     Granted                                      -                  -           -                 -      397,085             10.00
     Exercised                                    -                  -           -                 -            -                 -
     Forfeited                              (32,500)             10.00     (67,850)            10.00            -                 -
                                          ---------     --------------   ---------    --------------    ---------    --------------
     Outstanding at end of year             296,735     $        10.00     329,235    $        10.00      397,085    $        10.00
                                          =========     ==============   =========    ==============    =========    ==============

     Other Options
     -------------
     Outstanding at beginning of year       500,000     $        12.00     500,000    $        10.00            -    $            -
     Granted                                      -                  -           -                 -      500,000             10.00
     Exercised                                    -                  -           -                 -            -                 -
     Forfeited                                    -                  -           -                 -            -                 -
                                          ---------     --------------   ---------    --------------    ---------    --------------
     Outstanding at end of year             500,000     $        14.00     500,000    $        12.00      500,000    $        10.00
                                          =========     ==============   =========    ==============    =========    ==============

As of December 30, 2000, 118,270 of the Fixed Price Service Options, 148,368 of the variable options and 500,000 of the other options were exercisable. Only the 500,000 of other options and 29,385 of the fixed options were exercisable at January 1, 2000. The exercise price for the above options range from $10.00 per share to $16.82 per share. The remaining weighted-average contractual life of all options, excluding 1,050,000 of the options granted in fiscal 2000 is five years. The 1,050,000 options have a weighted-average contractual life of six years and five months for which none of the options are exercisable as of December 30, 2000.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price. Accordingly, the Company did not recognize compensation expense on the issuance of its Fixed Price Service Options because the exercise price equaled the fair market value of the underlying stock on the grant date. The fair market value of the stock as of December 30, 2000 and January 1, 2000, as determined by the Board of Directors, was $21.00 and $16.82, respectively. The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Price Service Options is recorded as outstanding stock options and unamortized stock option compensation and is included in other stockholders' equity. At December 30, 2000, outstanding stock options and unamortized stock option compensation was $3,948 and $1,488, respectively. This compensation is amortized to expense over the vesting periods. Compensation expense related to these options of $729, $1,082 and $695 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

The following information is presented as if the Company elected to account for compensation cost related to the stock options using the fair value method as prescribed by SFAS No. 123:

                                  2000           1999          1998
                               ------------   ------------   ----------
     Net income (loss):
         As reported            $   26,104       ($19,565)      $1,612
         Pro-forma                  26,219        (19,081)       2,094
                               ============   ============   ==========


For the above information, the fair value of each option granted in fiscal 2000 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 4.47% and 4.57%;
(ii) weighted-average expected life of options of two and three years and (iii) expected dividend yield of zero. As permitted by SFAS No. 123 for companies with non-public equity securities, the Company used the assumption of zero volatility in valuing their options.

For the above information, the fair value of each option granted in fiscal 1999 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 5.19% and 5.27%;
(ii) weighted-average expected life of options of two and three years and (iii) expected dividend yield of zero. As permitted by SFAS No. 123 for companies with non-public equity securities, the Company used the assumption of zero volatility in valuing their options.

For the above information, the fair value of each option granted in fiscal 1998 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 5.61%, 5.62% and 5.65%; (ii) weighted-average expected life of options of two, three and four years and (iii) expected dividend yield of zero. As permitted by SFAS No. 123 for companies with non-public equity securities, the Company used the assumption of zero volatility in valuing their options.

22.  Fair Value of Financial Instruments:

The carrying amount of cash and cash equivalents, receivables, bank overdrafts, accounts payable, borrowings secured by receivables and current portion of long-term debt approximates fair value because of the short maturity of those instruments. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company. The fair value of all fixed rate long-term debt was determined based on current market prices, which approximated $125,393 and $170,000 at December 30, 2000 and January 1, 2000, respectively.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


23.  Segment and Related Information:

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires entities to report financial and descriptive information related to segments within the organization.

The Company has the following operating segments: Retail and Wholesale. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers, franchisees and one Company-owned store in California all operating under the "Western Auto" trade name. The California store location generates approximately 13% of the total Wholesale segment revenues.

The financial information for fiscal 1999 and 1998 has been restated to reflect the operating segments described above. Prior to January 1, 2000, management received and used financial information at the Advance Stores and consolidated Western levels. The Advance Stores segment consisted of the "Advance Auto Parts" retail locations and the Western segment consisted of the "Western Auto" retail locations and wholesale operations described above. The accounting policies of the reportable segments are the same as those of the Company.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)

2000                                                            Retail       Wholesale (b)       Totals
-----------------------------------------------------------------------------------------------------------
Net sales (a)                                                $ 2,148,904       $ 139,118        $ 2,288,022
Gross profit                                                     873,119          22,776            895,895
Operating income                                                  87,600           5,189             92,789
Net interest expense                                             (49,976)         (5,849)           (55,825)
Income (loss) before provision
  for income taxes (c)                                            37,345            (313)            37,032
Extraordinary item, gain on debt extinguishment,
  net of $1,759 income taxes                                       2,933               -              2,933
Segment assets (c)                                             1,293,208          56,088          1,349,296
Depreciation and amortization                                     66,513             313             66,826
Capital expenditures                                              70,492              74             70,566

1999 (d)
-----------------------------------------------------------------------------------------------------------
Net sales (a)                                                $ 1,999,002       $ 207,943        $ 2,206,945
Gross profit                                                     784,147          18,685            802,832
Operating income                                                  24,588          (4,353)            20,235
Net interest (expense) income                                    (50,789)         (2,654)           (53,443)
Income (loss) before provision
  for income taxes (c)                                           (26,200)         (2,993)           (29,193)
Segment assets (c)                                             1,250,654          94,298          1,344,952
Depreciation and amortization                                     53,280           4,867             58,147
Capital expenditures                                              96,989           8,028            105,017

1998 (d)
-----------------------------------------------------------------------------------------------------------
Net sales (a)                                                $ 1,186,167       $  34,592        $ 1,220,759
Gross profit                                                     452,817           1,744            454,561
Operating income                                                  41,228          (8,818)            32,410
Net interest expense                                             (28,310)            416            (27,894)
Income before provision
  for income taxes (c)                                            11,901          (8,402)             3,499
Segment assets (c)                                             1,150,592         110,924          1,261,516
Depreciation and amortization                                     29,208             756             29,964
Capital expenditures                                              64,131           1,659             65,790

(a) For fiscal years 2000, 1999, and 1998, total net sales include approximately $356,000, $245,000 and $130,000, respectively, related to revenues derived from commercial sales.

(b) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to the Retail segment through a dividend to Retail. Additionally, throughout fiscal 2000, the Company transferred certain assets to the Retail segment related to the Western Auto retail operations in Puerto Rico and the Virgin Islands.

(c) Excludes investment in and equity in net earnings or losses of subsidiaries.

(d) Fiscal 1999 and 1998 results of operations do not reflect the allocation of certain shared expenses to the Wholesale segment. During fiscal 2000, Management adopted a method for allocating shared expenses.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


24.  Guarantor Subsidiaries:

The Company has wholly owned subsidiaries, LARALEV, INC., Advance Trucking Corporation and Western (the "Guarantor Subsidiaries") that are guarantors of the Company's subordinated notes, new term loan facility and revolving credit facility. The guarantees are joint and several in addition to full and unconditional. LARALEV, INC. holds certain trademarks, tradenames and other intangible assets for which it receives royalty income from the Company. Advance Trucking Corporation is a wholly owned subsidiary that holds substantially all of the Company's inventory delivery vehicles. Advance Trucking Corporation became a guarantor subsidiary in the second quarter of fiscal 1999. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries. Combined condensed financial information for the guarantor subsidiaries is as follows:

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)

                                                                                                           Consolidated
                                                     Advance                                                  Advance
                                                      Stores          Guarantor                               Stores
December 30, 2000                                    Company     Subsidiaries (a)(b)    Eliminations          Company
-------------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                        $     14,258    $           3,751      $          -      $     18,009
Receivables, net                                       48,741               31,623               603            80,967
Inventories                                           752,771               36,143                 -           788,914
Other current assets                                    8,377               53,041           (51,144)           10,274
                                               --------------- --------------------   ---------------   --------------
   Total current assets                               824,147              124,558           (50,541)          898,164
Investment in subsidiaries                             46,688                    -           (46,688)                -
Property and equipment, net                           380,555               30,405                 -           410,960
Assets held for sale                                    6,463               18,614                 -            25,077
Other assets, net                                      14,531               24,192           (23,628)           15,095
                                               --------------- --------------------   ---------------   ---------------
      Total assets                               $  1,272,384    $         197,769      $   (120,857)     $  1,349,296
                                               --------------- --------------------   ---------------   ---------------
Current liabilties:
Bank overdrafts                                  $     12,907    $             871      $          -      $     13,778
Current portion of long-term debt                       7,028                6,244            (6,244)            7,028
Accounts payable                                      387,782                   70                 -           387,852
Accrued expenses                                       96,239              146,150          (118,266)          124,123
Other current liabilities                              44,262                    -            (1,468)           42,794
                                               --------------- --------------------   ---------------   ---------------
   Total current liabilities                          548,218              153,335          (125,978)          575,575
Long-term debt                                        495,706              485,706          (485,706)          495,706
Transactions with affiliates                          (39,277)               9,538            29,739                 -
Other long-term liabilities                            36,366               23,091           (12,813)           46,644
Stockholder's equity
Common Stock                                               54                   10               (10)               54
Additional paid in capital                            275,654             (487,552)          487,552           275,654
Other                                                   2,460                    -                 -             2,460
(Accumulated Deficit) Retained Earnings               (46,797)              13,641           (13,641)          (46,797)
                                               --------------- --------------------   ---------------   ---------------
   Total stockholder's equity                         231,371             (473,901)          473,901           231,371
                                               --------------- --------------------   ---------------   ---------------
      Total liabilities and
         stockholder's equity                    $  1,272,384    $         197,769      $   (120,857)     $  1,349,296
                                               =============== ====================   ===============   ===============

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


                                                                                                 Consolidated
                                                    Advance                                        Advance
                                                     Stores         Guarantor                       Stores
January 1, 2000                                     Company    Subsidiaries (a)(b)  Eliminations   Company
==============================================================================================================
Current assets:
Cash and cash equivalents                          $   18,315         $     4,262     $        -   $    22,577
Receivables, net                                       56,477              43,642          5,913       106,032
Inventories                                           718,322              31,125              -       749,447
Other current assets                                    5,835              43,996        (40,079)        9,752
                                                   -----------        ------------    -----------  ------------
   Total current assets                               798,949             123,025        (34,166)      887,808
Investment in subsidiaries                             42,167                   -        (42,167)            -
Property and equipment, net                           353,625              48,851              -       402,476
Assets held for sale                                    9,876              19,818              -        29,694
Other assets, net                                      26,747              17,385        (19,158)       24,974
                                                   -----------        ------------    -----------  ------------
   Total assets                                    $1,231,364         $   209,079     $  (95,491)  $ 1,344,952
                                                   ===========        ============    ===========  ============
Current liabilities:
Bank overdrafts                                    $   10,976         $     1,206     $        -   $    12,182
Current portion of long-term debt                       3,665               2,000         (2,000)        3,665
Accounts payable                                      339,491               1,697              -       341,188
Accrued expenses                                      110,084             114,870        (76,665)      148,289
Other current liabilities                              34,083                   -         (7,911)       26,172
                                                   -----------        ------------    -----------  ------------
   Total current liabilities                          498,299             119,773        (86,576)      531,496
Long-term debt                                        560,302             548,500       (548,500)      560,302
Transactions with affiliates                          (55,269)             27,366         27,903             -
Other long-term liabilities                            25,504              27,867         (2,745)       50,626
Stockholders' equity
Common Stock                                               54                  10            (10)           54
Additional paid in capital                            273,598            (533,310)       533,310       273,598
Other                                                   1,777                   -              -         1,777
(Accumulated Deficit) Retained Earnings               (72,901)             18,873        (18,873)      (72,901)
                                                   -----------        ------------    -----------  ------------
   Total stockholder's equity                         202,528            (514,427)       514,427       202,528
                                                   -----------        ------------    -----------  ------------
      Total liabilities and
       stockholder's equity                        $1,231,364         $   209,079     $  (95,491)  $ 1,344,952
                                                   ===========        ============    ===========  ============

             Advance Stores Company,Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
              December 30,2000,January 1,2000 and January 2,1999
                            (dollars in thousands)

                                                                                                                   Consolidated
                                                                 Advance                                              Advance
                                                                  Stores          Guarantor                            Stores
Year Ended December 30, 2000                                     Company      Subsidiaries (a)(b)   Eliminations      Company
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 1,966,463   $          334,069    $    (12,510)  $  2,288,022
Cost of sales, including purchasing and warehousing costs         1,149,311              242,816               -      1,392,127
                                                              -------------   ------------------    ------------   ------------
           Gross profit                                             817,152               91,253         (12,510)       895,895
Selling, general and administrative expenses                        758,454               57,162         (12,510)       803,106
                                                              -------------   ------------------    ------------   ------------
           Operating income                                          58,698               34,091               -         92,789
Other (expense) income:
  Interest expense                                                  (51,991)             (56,519)         51,991        (56,519)
  Equity in earnings of subsidiaries                                 18,981                    -         (18,981)             -
  Other, net                                                            310                7,940          (7,488)           762
                                                              --------------  ------------------    ------------   ------------
           Total other expense, net                                 (32,700)             (48,579)         25,522        (55,757)
Income (loss) before provision (benefit) for income taxes
  and extraordinary item                                             25,998              (14,488)         25,522         37,032
Provision (benefit) for income taxes                                  2,827               (6,322)         17,356         13,861
                                                              -------------   ------------------    ------------   ------------
Income (loss) before extraordinary item                              23,171               (8,166)          8,166         23,171
Extraordinary item, gain on debt extinguishment,
  net of $1,759 income taxes                                          2,933                2,933          (2,933)         2,933
                                                              -------------   ------------------    ------------   ------------
Net income (loss)                                               $    26,104   $           (5,233)   $      5,233   $     26,104
                                                              =============   ==================    ============   ============
                                                                                                                   Consolidated
                                                                 Advance                                             Advance
                                                                  Stores          Guarantor                           Stores
Year Ended January 1, 2000                                       Company        Subsidiaries        Eliminations     Company
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 1,810,040   $          407,899    $    (10,994)  $  2,206,945
Cost of sales, including purchasing and warehousing costs         1,093,499              310,614               -      1,404,113
                                                              -------------   ------------------    ------------   ------------
           Gross profit                                             716,541               97,285         (10,994)       802,832
Selling, general and administrative expenses                        722,617               70,974         (10,994)       782,597
                                                              -------------   ------------------    ------------   ------------
           Operating (loss) income                                   (6,076)              26,311               -         20,235
Other (expense) income:
  Interest expense                                                  (55,762)             (56,723)         58,641        (53,844)
  Equity in earnings of subsidiaries                                 15,754                    -         (15,754)             -
  Other, net                                                            599                8,616          (4,799)         4,416
                                                              -------------   ------------------    ------------   ------------
           Total other expense, net                                 (39,409)             (48,107)         38,088        (49,428)
Income (loss) before provision (benefit) for income taxes           (45,485)             (21,796)         38,088        (29,193)
Provision (benefit) for income taxes                                (25,920)              (4,706)         20,998         (9,628)
                                                              -------------   ------------------    ------------   ------------
Net income (loss)                                               $   (19,565)           $ (17,090)   $     17,090   $    (19,565)
                                                              =============   ==================    ============   ============

                                                                                                                    Consolidated
                                                                 Advance                                              Advance
                                                                  Stores            Guarantor                         Stores
Year Ended January 2, 1999                                       Company      Subsidiaries (a)(b)   Eliminations      Company
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  1,042,434   $          180,451    $     (2,126)   $  1,220,759
Cost of sales, including purchasing and warehousing costs           637,444              128,754               -         766,198
                                                              -------------   ------------------    ------------    ------------
               Gross profit                                         404,990               51,697          (2,126)        454,561
Selling, general and administrative expenses                        372,933               30,293          (2,126)        401,100
Expenses associated with the Recapitalization of the Parent          14,277                    -               -          14,277
Expenses associated with restructuring in conjunction with
  the Western Merger                                                  6,774                    -               -           6,774
                                                              -------------   ------------------    ------------    ------------
                Operating income                                     11,006               21,404               -          32,410
Other (expense) income:
  Interest expense                                                  (32,741)             (27,946)         31,170         (29,517)
  Equity in earnings of subsidiaries                                 15,251                    -         (15,251)              -
  Other, net                                                            360                3,487          (3,241)            606
                                                              -------------   ------------------    ------------    ------------
                Total other expense, net                            (17,130)             (24,459)         12,678         (28,911)
Income (loss) before provision (benefit) for income taxes            (6,124)              (3,055)         12,678           3,499
Provision (benefit) for income taxes                                 (7,736)              (1,547)         11,170           1,887
                                                              -------------   ------------------    ------------    ------------
Net income (loss)                                              $      1,612   $           (1,508)   $      1,508    $      1,612
                                                              =============   ==================    ============    ============

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)


                                                                                                                     Consolidated
                                                                     Advance                                           Advance
                                                                     Stores         Guarantor                          Stores
Year Ended December 30, 2000                                         Company    Subsidiaries (a)(b)  Eliminations      Company
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           $  94,426       $    9,277        $       85      $  103,788
                                                                    ---------      -----------        ----------      ----------
Cash flows from investing activities:
  Purchases of property and equipment                                 (59,799)         (10,767)                -         (70,566)
  Proceeds from sales of property and equipment                         4,397            1,229                 -           5,626
                                                                    ---------      -----------        ----------      ----------
    Net cash used in investing activities                             (55,402)          (9,538)                -         (64,940)
                                                                    ---------      -----------        ----------      ----------
Cash flows from financing activities:
  Increase (decrease) in bank overdrafts                                1,931             (335)                -           1,596
  Net borrowings under notes payable                                      784                -                 -             784
  Early extinguishment of debt                                        (24,990)         (24,990)           24,990         (24,990)
  Borrowings under new credit facilities                              278,100          278,100          (278,100)        278,100
  Payments on credit facilities                                      (306,100)        (306,100)          306,100        (306,100)
  Proceeds from issuance of Class A common stock                        2,053                -                 -           2,053
  Equity impact of debt pushdown                                            -           53,075           (53,075)              -
  Other                                                                 5,141                -                 -           5,141
                                                                    ---------      -----------        ----------      ----------
    Net cash used in financing activities                             (43,081)            (250)              (85)        (43,416)
                                                                    ---------      -----------        ----------      ----------
Net decrease in cash and cash equivalents                              (4,057)            (511)                -          (4,568)
Cash and cash equivalents, beginning of year                           18,315            4,262                 -          22,577
                                                                    ---------      -----------        ----------      ----------
Cash and cash equivalents, end of year                              $  14,258       $    3,751        $        -      $   18,009
                                                                    =========      ===========        ==========      ==========

                                                                                                                     Consolidated
                                                                     Advance                                           Advance
                                                                     Stores        Guarantor                           Stores
Year Ended January 1, 2000                                           Company      Subsidiaries       Eliminations      Company
---------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                 $ (55,147)      $   36,832        $   (1,005)     $  (19,320)
                                                                    ---------      -----------        ----------      ----------
Cash flows from investing activities:
  Purchases of property and equipment                                 (89,416)         (15,601)                -        (105,017)
  Proceeds from sales of property and equipment                         2,863              267                 -           3,130
  Western Merger, net of cash acquired                                      -          (13,028)                -         (13,028)
  Other                                                                 1,091                -                 -           1,091
                                                                    ---------      -----------        ----------      ----------
    Net cash used in investing activities                             (85,462)         (28,362)                -        (113,824)
                                                                    ---------      -----------        ----------      ----------
Cash flows from financing activities:
  Decrease in bank overdrafts                                            (828)          (7,240)                -          (8,068)
  Borrowings under new credit facilities                              465,000          465,000          (465,000)        465,000
  Payments on credit facilities                                      (339,500)        (339,500)          339,500        (339,500)
  Payment of debt issuance costs                                         (930)            (930)              930            (930)
  Equity impact of debt pushdown                                            -         (125,575)          125,575               -
  Other                                                                 5,525             (526)                -           4,999
                                                                    ---------      -----------        ----------      ----------
    Net cash provided by (used in) financing activities               129,267           (8,771)            1,005         121,501
                                                                    ---------      -----------        ----------      ----------
Net decrease in cash and cash equivalents                             (11,342)            (301)                -         (11,643)
Cash and cash equivalents, beginning of year                           29,657            4,563                 -          34,220
                                                                    ---------      -----------        ----------      ----------
Cash and cash equivalents, end of year                              $  18,315       $    4,262        $        -      $   22,577
                                                                    =========      ===========        ==========      ==========

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)

                                                                                                                  Consolidated
                                                                          Advance                                    Advance
                                                                           Stores     Guarantor                      Stores
                                                                           Company Subsidiaries(a)(b) Eliminations   Company
Year Ended January 2, 1999
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        $  26,972    $   2,335     $   8,590     $  37,897
                                                                           ---------    ---------     ---------     ---------
Cash flows from investing activities:

  Transfers of property and equipment                                          9,968       (9,968)            -             -
  Purchases of property and equipment                                        (55,435)     (10,395)           40       (65,790)
  Proceeds from sales of property and equipment                                  279        5,794             -         6,073
  Payment for acquisition of Western                                        (382,549)           -        18,591      (363,958)
                                                                            -------     ---------     ---------     ---------
    Net cash (used in) provided by investing activities                     (427,737)     (14,569)       18,631      (423,675)
                                                                            -------     ---------     ---------     ---------
Cash flows from financing activities:

  Increase in bank overdrafts                                                  6,474        6,542             -        13,016
  Net borrowings under notes payable                                          14,967          561       (15,528)            -
  Proceeds from issuance of long-term debt                                    10,198        2,926       (12,543)          581
  Payments on long-term debt                                                 (97,117)        (849)          849       (97,117)
  Borrowings under new credit facilities                                     425,000      425,000      (425,000)      425,000
  Payment of debt issuance costs                                             (20,786)     (21,592)       21,592       (20,786)
  Contributed capital from Advance Holding Corporation                        10,259            -             -        10,259
  Contributed capital to Advance Trucking Corporation                        (10,039)           -        10,039             -
  Dividend paid to Advance Holding Corporation                              (180,654)           -        (2,496)     (183,150)
  Proceeds from issuance of Class A common stock                             262,425       10,050       (10,050)      262,425
  Equity impact of debt pushdown                                                   -     (405,916)      405,916             -
  Other                                                                        2,323            -             -         2,323
                                                                            --------    ---------      --------     ---------
    Net cash provided by (used in) financing activities                      423,050       16,722       (27,221)      412,551
                                                                            --------    ---------      --------     ---------
Net increase (decrease) in cash and cash equivalents                          22,285        4,488             -        26,773
Cash and cash equivalents, beginning of year                                   7,372           75             -         7,447
                                                                            --------    ---------     ---------     ---------
Cash and cash equivalents, end of year                                     $  29,657    $   4,563     $       -     $  34,220
                                                                           =========    =========     =========     =========

(a) Reflects the push down of guaranteed debt, deferred debt issuance costs and related interest and amortization.

(b) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to Advance Stores Company through a dividend to Advance Stores Company. Additionally, throughout fiscal 2000, the Company transferred certain assets to Advance Stores Company related to the Western Auto retail operations in Puerto Rico and the Virgin Islands.

             Advance Stores Company, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000 and January 2, 1999
                            (dollars in thousands)



25.   Quarterly Financial Data (Unaudited):

The following table summarizes quarterly financial data for fiscal years 2000 and 1999:

       2000                       First        Second      Third      Fourth
       ------------------------------------------------------------------------
       Net sales                $ 677,582    $ 557,650   $ 552,138   $ 500,652
       Gross profit               258,975      216,533     223,903     196,484
       Operating income            19,184       32,249      30,111      11,245
       Net income (loss)              954       11,878      13,957        (685)

       1999
       ------------------------------------------------------------------------
       Net sales                $ 670,453    $ 542,320   $ 522,846   $ 471,326
       Gross profit               226,361      196,526     199,637     180,308
       Operating (loss) income    (17,002)      14,096      14,860       8,281
       Net (loss) income          (23,394)       3,569       1,530      (1,270)

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            (dollars in thousands)

                                                Balance at                                                    Balance at
                                                Beginning      Charges to                                      End of
Allowance for doubtful accounts receivable:     of Period       Expenses       Deductions      Other           Period
                                               ------------    ----------     ------------    -------       ------------
     January 2, 1999.........................   $    575       $   1,193       $   (582) (2)  $   2,594 (1)  $   3,780
     January 1, 2000.........................      3,780           3,901           (754) (2)          -          6,927
     December 30, 2000.......................      6,927           2,152         (4,058) (2)          -          5,021

(1)     Allowance for doubtful accounts receivable assumed in the Western Merger.
(2)     Accounts written off during the period.

Restructuring reserves:
     January 2, 1999.........................   $      -       $   6,774       $ (2,026) (2)  $  33,015  (1) $ 37,763
     January 1, 2000.........................     37,763              58        (18,165) (2)      1,660  (1)   21,316
     December 30, 2000.......................     21,316           1,673        (11,143) (2)     (1,261) (1)   10,585

(1)     Restructuring reserves assumed and established in the Western Merger.
(2)     Represents amounts paid for restructuring charges.
(3) Reductions to reserves assumed and established in the Western Merger that exceeded the ultimate cost expended by the Company.

                                    SIGNATURE

        Pursuant to the requirements of the Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Roanoke, Commonwealth of Virginia, on March 30, 2001.

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

         Signature                                Title                         Date
/s/ Lawrence P. Castellani         Chief Executive Office and Director     March 30, 2001
-------------------------------    (Principal Executive Officer)
    Lawrence P. Castellani

/s/ Jimmie L. Wade                 President and Chief Financial           March 30, 2001
------------------------------     Officer Secretary (Principal
    Jimmie L. Wade                 Financial & Accounting Officer)

/s/ Nicholas F. Taubman            Chairman of the Board and Director      March 30, 2001
------------------------------
    Nicholas F. Taubman

/s/ Garnett E. Smith               Vice Chairman of the Board and          March 30, 2001
------------------------------     Director
    Garnett E. Smith

/s/ Mark J. Doran                  Director                                March 30, 2001
------------------------------
    Mark J. Doran

/s/ John M. Roth                   Director                                March 30, 2001
------------------------------
    John M. Roth

/s/ Timothy C. Collins             Director                                March 30, 2001
------------------------------
    Timothy C. Collins

/s/ Peter M. Starrett              Director                                March 30, 2001
------------------------------
    Peter M. Starrett


/s/ Jeffrey N. Boyer               Director                                March 30, 2001
------------------------------
    Jeffrey N. Boyer

/s/ William L. Salter              Director                                March 30, 2001
------------------------------
    William L. Salter

/s/ Jeffrey B. Conner              Director                                March 30, 2001
------------------------------
    Jeffrey B. Conner

     Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
                 Securities Pursuant to Section 12 of the Act

       Other than this Report on Form 10-K, no other annual report and no proxy materials have been or will be furnished to the Company's security holders.