Form 10-Q
period 2001-04-21
ADVANCE STORES CO INC
filed 2001-05-24
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 21, 2001
                                      OR

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

Yes [X] No [_]

         As of May 24, 2001, the registrant had outstanding 538 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.


================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                   Sixteen Week Period Ended April 21, 2001

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements of Advance Stores Company,
                    Incorporated and Subsidiaries:

                    Condensed Consolidated Balance Sheets as of April 21, 2001 and
                    December 30, 2000...................................................................     1

                    Condensed Consolidated Statements of Operations for the Sixteen
                    Week Periods Ended April 21, 2001 and April 22, 2000................................     2

                    Condensed Consolidated Statements of Cash Flows for the
                    Sixteen Week Periods Ended April 21, 2001 and April 22, 2000........................     3

                    Notes to the Condensed Consolidated Financial Statements............................     4

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................................    15

           Item 3.   Quantitative and Qualitative Disclosures About Market Risks.......................     21

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings..................................................................     22

SIGNATURE..............................................................................................    S-1

             Advance Stores Company, Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     April 21, 2001 and December 30, 2000
                 (dollars in thousands, except per share data)

                                                                        April 21,       December 30,
                            Assets                                         2001             2000
                            -----                                      -----------      -----------
                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                              $    16,643      $    18,009
  Receivables, net                                                            95,482           80,967
  Inventories                                                                782,619          788,914
  Other current assets                                                        12,398           10,274
                                                                      --------------   ---------------
            Total current assets                                             907,142          898,164
Property and equipment, net of accumulated depreciation
  of $201,038 and $191,897                                                   402,658          410,960
Assets held for sale                                                          22,874           25,077
Other assets, net                                                             14,856           15,095
                                                                      --------------   ---------------
                                                                         $ 1,347,530      $ 1,349,296
                                                                      ==============   ===============

                Liabilities and Stockholder's Equity
                ------------------------------------
Current liabilities:
  Bank overdrafts                                                        $    25,478      $    13,778
  Current portion of long-term debt                                            5,000            9,985
  Accounts payable                                                           354,598          387,852
  Accrued expenses                                                           124,869          124,123
  Other current liabilities                                                   43,002           42,794
                                                                      --------------   ---------------
            Total current liabilities                                        552,947          578,532
                                                                      --------------   ---------------
Long-term debt                                                               505,749          492,749
                                                                      --------------   ---------------
Other long-term liabilities                                                   49,207           46,644
                                                                      --------------   ---------------
Commitments and contingencies

Stockholder's equity:
  Common stock, Class A, voting, $100 par value; 5,000
    shares authorized; 538 shares issued and outstanding                          54               54
  Additional paid-in capital                                                 275,654          275,654
  Other                                                                        3,561            2,460
  Accumulated deficit                                                        (39,642)         (46,797)
                                                                      --------------   ---------------
            Total stockholder's equity                                       239,627          231,371
                                                                      --------------   ---------------
                                                                         $ 1,347,530      $ 1,349,296
                                                                      ==============   ===============

The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
                      For the Sixteen Week Periods Ended
                       April 21, 2001 and April 22, 2000
                            (dollars in thousands)
                                  (unaudited)



                                                                            Sixteen Week Periods Ended
                                                                          -------------------------------
                                                                            April 21,       April 22,
                                                                               2001            2000
                                                                          --------------- ---------------
Net sales                                                                      $ 729,359       $ 677,582
Cost of sales, including purchasing and warehousing costs                        433,420         418,607
                                                                          --------------  --------------
         Gross profit                                                            295,939         258,975
Selling, general and administrative expenses                                     268,260         239,791
                                                                          --------------  --------------
         Operating income                                                         27,679          19,184
                                                                          --------------  --------------
Other (expense) income:
     Interest expense                                                            (16,239)        (17,821)
     Other                                                                           112             170
                                                                          --------------  --------------
         Total other expense, net                                                (16,127)        (17,651)
                                                                          --------------  --------------
Income before provision for income taxes                                          11,552           1,533
Provision for income taxes                                                        (4,397)           (579)
                                                                          --------------  --------------
Net income                                                                     $   7,155       $     954
                                                                          ==============  ==============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                      For the Sixteen Week Periods Ended
                       April 21, 2001 and April 22, 2000
                            (dollars in thousands)
                                  (unaudited)

                                                                      Sixteen Week Periods Ended
                                                                     -----------------------------
                                                                      April 21,       April 22,
                                                                        2001            2000
                                                                     ------------    -------------
Cash flows from operating activities:
  Net income                                                           $    7,155      $      954
  Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation                                                           20,856          19,234
    Amortization of stock option compensation                               1,109             352
    Amortization of deferred debt issuance costs                              908             934
    Amortization of interest on capital lease obligation                        -              42
    Losses on sales of property and equipment, net                          1,308             310
    Impairment of assets held for sale                                      1,600               -
    Provision for deferred income taxes                                     2,266             310
    Net (increase) decrease in:
     Receivables, net                                                     (14,515)         (6,670)
     Inventories                                                            6,295         (15,369)
     Other assets                                                          (2,792)         (1,703)
    Net (decrease) increase in:
     Accounts payable                                                     (33,254)         21,874
     Accrued expenses                                                       4,125         (28,139)
     Other liabilities                                                        (34)          4,248
                                                                     -------------   -------------
      Net cash used in operating activities                                (4,973)         (3,623)
                                                                     -------------   -------------
Cash flows from investing activities:
  Purchases of property and equipment                                     (17,627)        (12,692)
  Proceeds from the sale of property and equipment                            908           1,294
                                                                     -------------   -------------
      Net cash used in investing activities                               (16,719)        (11,398)
                                                                     -------------   -------------
Cash flows from financing activities:
  Increase in bank overdrafts                                              11,700           6,034
  Payment of note payable                                                    (784)              -
  Borrowings under credit facilities                                      147,300         155,200
  Payments on credit facilities                                          (138,501)       (157,200)
  Proceeds from issuance of Class A common stock                                -           2,053
  Other                                                                       611           2,160
                                                                     -------------   -------------
      Net cash provided by financing activities                            20,326           8,247
                                                                     -------------   -------------
Net decrease in cash and cash equivalents                                  (1,366)         (6,774)
Cash and cash equivalents, beginning of period                             18,009          22,577
                                                                     -------------   -------------
Cash and cash equivalents, end of period                               $   16,643      $   15,803
                                                                     =============   =============

Supplemental cash flow information:
  Interest paid                                                        $   17,678      $   20,037
  Income taxes paid, net of refunds received                                  113             190
Non-cash transactions:
  Accrued purchases of property and equipment                               5,912           1,910
  Forfeiture of stock options                                                   7               -
  Conversion of capital lease obligation                                        -           3,509
                                                                     =============   =============

        The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)

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

         The condensed consolidated balance sheet as of April 21, 2001, the condensed consolidated statements of operations for the sixteen week periods ended April 21, 2001 and April 22, 2000 and the condensed consolidated statements of cash flows for the sixteen week periods ended April 21, 2001 and April 22, 2000, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended December 30, 2000.

         The results of operations for the sixteen-week period are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company implemented SFAS No. 140 during first quarter of fiscal 2001. The implementation had no impact on the Company's financial position or the results of its operations.

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

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)


       Reclassifications

       Certain 2000 amounts have been reclassified to conform with their 2001 presentation.

2.     Accounts Receivable:


       Receivables consist of the following:

                                                  April 21,        December 30,
                                                     2001              2000
                                                 ------------      ------------
                                                 (unaudited)
       Trade:
         Wholesale                                 $  25,754         $  12,202
         Retail                                       16,276            15,666
       Vendor                                         39,342            36,260
       Installment                                    14,095            14,197
       Related parties                                 2,015             4,143
       Employees                                         406               389
       Other                                           2,863             3,131
                                                 ------------      ------------
       Total receivables                             100,751            85,988
       Less - Allowance for doubtful accounts         (5,269)           (5,021)
                                                 ------------      ------------
       Receivables, net                             $  95,482         $  80,967
                                                 ============      ============

3. Inventories:

       Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at April 21, 2001 and December 30, 2000 were $56,643 and $56,305, respectively. Inventories consist of the following:

                                                  April 21,       December 30,
                                                    2001              2000
                                                ------------      ------------
                                                 (unaudited)
       Inventories at FIFO                       $   772,284       $   779,376
       Reserve to state inventories at LIFO           10,335             9,538
                                                ------------      ------------
       Inventories at LIFO                       $   782,619       $   788,914
                                                ============      ============

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)


4.       Restructuring Liabilities:


         The Company's restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of the fiscal 1998 merger with Western Auto Supply Company ("Western") ("Western Merger"). Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first quarter of fiscal 2001, the Company closed one store included in the fiscal 2000 restructuring activities and made the decision to close or relocate 18 additional stores not meeting profitability objectives, of which 10 had been closed as of April 21, 2001. As of April 21, 2001, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                      Other Exit
                                                        Costs
                                                      ----------
         Balance, December 30, 2000                    $  6,788
         New provisions                                   2,668
         Change in estimates                                 40
         Reserves utilized                               (1,485)
                                                      ----------
         Balance, April 21, 2001 (unaudited)           $  8,011
                                                      ==========

         As a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of April 21, 2001, this restructuring reserve represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                      Other Exit
                                                         Costs
                                                      ----------
         Balance, December 30, 2000                     $ 3,797
         Purchase accounting adjustments                    (73)
         Reserves utilized                                 (482)
                                                      ----------
         Balance, April 21, 2001 (unaudited)            $ 3,242
                                                      ==========


5.       Assets Held for Sale:

         During the first quarter of fiscal 2001, the Company recorded an impairment charge of $1,600 reducing the carrying value of the facility to $6,000. The facility, which is held in the Wholesale segment, consists of excess space not required by the Company's current needs. The Company expects to dispose of this property during fiscal 2001.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)


6.       Related Parties:

         The following table presents the related party transactions with Sears included in the condensed consolidated statements of operations for the sixteen week periods ended April 21, 2001 and April 22, 2000 and the condensed consolidated balance sheets as of April 21, 2001 and December 30, 2000:

                                      Sixteen Week Periods Ended
                                      ---------------------------
                                        April 21,      April 22,
                                          2001           2000
                                      ------------    -----------
                                       (unaudited)    (unaudited)
         Net sales to Sears             $   2,023      $   2,086
         Credit card fee expense              101            128

                                        April 21,     December 30,
                                          2001           2000
                                      ------------    -----------
                                       (unaudited)
         Receivables from Sears         $     635      $   3,160
         Payables to Sears                  1,220          1,321



         The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. As of April 21, 2001 and December 30, 2000, the Company had a net receivable from its Parent of $1,235 and $603, respectively.

7.       Segment and Related Information:


         The Company has the following operating segments: Retail and Wholesale. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" and "Western Auto" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees all operating under the "Western Auto" trade name.

         During the first quarter of fiscal 2001, the Company realigned its retail operations to include the Company-owned store operating under the "Western Auto" trade name in California, which was previously included in the Wholesale segment. Therefore, the following segment disclosures for the sixteen weeks ended April 22, 2000 have been restated to reflect this new structure.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)

     The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.

     Sixteen Weeks Ended
     April 21, 2001 (unaudited)                     Retail         Wholesale           Eliminations        Totals
     -------------------------------------------------------------------------------------------------------------
     Net sales                                   $  688,786        $ 40,573            $          -     $  729,359
     Income (loss) before (provision)
       benefit for income taxes                      13,599          (2,047)                      -         11,552
     Segment assets (a)                           1,306,309          49,382                  (8,161)     1,347,530


     Sixteen Weeks Ended
     April 22, 2000 (unaudited)                     Retail         Wholesale (a)       Eliminations        Totals
     -------------------------------------------------------------------------------------------------------------
     Net sales                                   $  630,390        $ 47,192            $          -     $  677,582
     Income (loss) before (provision)
       benefit for income taxes                       3,401          (1,868)                      -          1,533
     Segment assets (a)                           1,282,907          83,757                 (12,560)     1,354,104

     (a) Excludes investment in and equity in net earnings or losses of subsidiaries.


8.   Contingencies:

     During the first quarter of fiscal 2001, the Company recorded a net gain of $8,300 as a result of a settlement reached with a vendor, in which the vendor repudiated a long-term supply agreement. This gain was recognized as a reduction to cost of sales in the accompanying statement of operations.

     The Company received notification from Sears during the first quarter of fiscal 2001 that certain environmental matters of Western Auto Supply Company, existing as of the merger date and fully indemnified by Sears, have been settled. Accordingly, the Company reversed $2,500 of a receivable due from Sears and reduced the corresponding environmental liability.

9.   Subsequent Event:

     On April 23, 2001 the Company signed a definitive agreement to acquire substantially all the assets of Carport Auto Parts, Inc. ("Carport") and assume selected liabilities. Upon signing the definitive agreement, the Company assumed the operation of 51 auto parts stores in Alabama and Mississippi. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of operations for Carport will be included in the Company's financial records beginning April 23, 2001.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)


10.      Guarantor Subsidiaries:


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

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)

                                                                                                      Consolidated
                                                     Advance                                            Advance
                                                      Stores          Guarantor                          Stores
April 21, 2001 (unaudited)                           Company       Subsidiaries (a)    Eliminations     Company
--------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                            $   13,902    $         2,741     $        -     $      16,643
Receivables, net                                         52,877             41,370          1,235            95,482
Inventories                                             748,469             34,150              -           782,619
Other current assets                                     11,311             57,671        (56,584)           12,398
                                                     ----------    ---------------     ----------     -------------
     Total current assets                               826,559            135,932        (55,349)          907,142
Investment in subsidiaries                               51,007                  -        (51,007)                -
Property and equipment, net                             373,005             29,653              -           402,658
Assets held for sale                                      6,463             16,411              -            22,874
Other assets, net                                        14,291             24,888        (24,323)           14,856
                                                     ----------    ---------------     ----------     -------------
       Total assets                                  $1,271,325    $       206,884     $ (130,679)    $   1,347,530
                                                     ==========    ===============     ==========     =============
Current liabilities:
Bank overdrafts                                      $   24,666    $           812     $        -     $      25,478
Current portion of long-term debt                         5,000              5,000         (5,000)            5,000
Accounts payable                                        354,381                217              -           354,598
Accrued expenses                                        102,841            154,152       (132,124)          124,869
Other current liabilities                                43,579                  -           (577)           43,002
                                                     ----------    ---------------     ----------     -------------
     Total current liabilities                          530,467            160,181       (137,701)          552,947
Long-term debt                                          505,749            495,749       (495,749)          505,749
Transactions with affiliates                            (46,010)            15,639         30,371                 -
Other long-term liabilities                              41,492             22,131        (14,416)           49,207
Stockholder's equity (deficit)
Common Stock                                                 54                 10            (10)               54
Additional paid in capital                              275,654           (496,351)       496,351           275,654
Other                                                     3,561                  -              -             3,561
(Accumulated Deficit) Retained Earnings                 (39,642)             9,525         (9,525)          (39,642)
                                                     ----------    ---------------     ----------     -------------
     Total stockholder's equity (deficit)               239,627           (486,816)       486,816           239,627
                                                     ----------    ---------------     ----------     -------------
       Total liabilities and
          stockholder's equity                       $1,271,325    $       206,884     $ (130,679)    $   1,347,530
                                                     ==========    ===============     ==========     =============

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)

                                                                                                     Consolidated
                                                    Advance                                             Advance
                                                     Stores          Guarantor                          Stores
December 30, 2000                                   Company       Subsidiaries (a)    Eliminations      Company
-------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                        $    14,258      $        3,751      $          -  $    18,009
Receivables, net                                      48,741              31,623               603       80,967
Inventories                                          752,771              36,143                 -      788,914
Other current assets                                   8,377              53,041           (51,144)      10,274
                                                 -----------      --------------      ------------  -----------
    Total current assets                             824,147             124,558           (50,541)     898,164
Investment in subsidiaries                            46,688                   -           (46,688)           -
Property and equipment, net                          380,555              30,405                 -      410,960
Assets held for sale                                   6,463              18,614                 -       25,077
Other assets, net                                     14,531              24,192           (23,628)      15,095
                                                 -----------      --------------      ------------  -----------
      Total assets                               $ 1,272,384      $      197,769      $   (120,857) $ 1,349,296
                                                 ===========      ==============      ============  ===========
Current liabilities:
Bank overdrafts                                  $    12,907      $          871      $          -  $    13,778
Current portion of long-term debt                      9,985               6,244            (6,244)       9,985
Accounts payable                                     387,782                  70                 -      387,852
Accrued expenses                                      96,239             146,150          (118,266)     124,123
Other current liabilities                             44,262                   -            (1,468)      42,794
                                                 -----------      --------------      ------------  -----------
    Total current liabilities                        551,175             153,335          (125,978)     578,532
Long-term debt                                       492,749             485,706          (485,706)     492,749
Transactions with affiliates                         (39,277)              9,538            29,739            -
Other long-term liabilities                           36,366              23,091           (12,813)      46,644
Stockholder's equity (deficit)
Common Stock                                              54                  10               (10)          54
Additional paid in capital                           275,654            (487,552)          487,552      275,654
Other                                                  2,460                   -                 -        2,460
(Accumulated Deficit) Retained Earnings              (46,797)             13,641           (13,641)     (46,797)
                                                 -----------      --------------      ------------  -----------
    Total stockholder's equity (deficit)             231,371            (473,901)          473,901      231,371
                                                 -----------      --------------      ------------  -----------
      Total liabilities and
         stockholder's equity                    $ 1,272,384      $      197,769      $   (120,857) $ 1,349,296
                                                 ===========      ==============      ============  ===========

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)

                                                                                                                        Consolidated
                                                                          Advance                                         Advance
                                                                          Stores        Guarantor                          Stores
Sixteen Week Period ended April 21, 2001 (unaudited)                      Company    Subsidiaries (a)    Eliminations      Company
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $ 630,651          $ 102,451       $ (3,743)     $ 729,359
Cost of sales, including purchasing and warehousing costs                  358,069             75,351              -        433,420
                                                                     --------------  ----------------- -------------- --------------
                Gross profit                                               272,582             27,100         (3,743)       295,939
Selling, general and administrative expenses                               253,537             18,466         (3,743)       268,260
                                                                     --------------  ----------------- -------------- --------------
                 Operating income                                           19,045              8,634              -         27,679
Other (expense) income :
   Interest expense                                                        (16,112)           (16,363)        16,236        (16,239)
   Equity in earnings of subsidiaries                                        4,321                  -         (4,321)             -
   Other, net                                                                   14              2,505         (2,407)           112
                                                                     --------------  ----------------- -------------- --------------
                 Total other expense, net                                  (11,777)           (13,858)         9,508        (16,127)
Income (loss) before (provision) benefit for income taxes                    7,268             (5,224)         9,508         11,552
(Provision) benefit for income taxes                                          (113)             1,109         (5,393)        (4,397)
                                                                     --------------  ----------------- -------------- --------------
Net income (loss)                                                        $   7,155          $  (4,115)      $  4,115      $   7,155
                                                                     ==============  ================= ============== ==============



                                                                                                                        Consolidated
                                                                          Advance                                          Advance
                                                                          Stores        Guarantor                          Stores
Sixteen Week Period ended April 22, 2000 (unaudited)                      Company    Subsidiaries (a)    Eliminations      Company
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                $ 569,998          $ 111,055       $ (3,471)     $ 677,582
Cost of sales, including purchasing and warehousing costs                  335,246             83,361              -        418,607
                                                                     --------------  ----------------- -------------- --------------
                Gross profit                                               234,752             27,694         (3,471)       258,975
Selling, general and administrative expenses                               224,655             18,607         (3,471)       239,791
                                                                     --------------  ----------------- -------------- --------------
                 Operating income                                           10,097              9,087              -         19,184
Other (expense) income :
   Interest expense                                                        (16,107)           (17,941)        16,227        (17,821)
   Equity in earnings of subsidiaries                                        5,061                  -         (5,061)             -
   Other, net                                                                   71              2,055         (1,956)           170
                                                                     --------------  ----------------- -------------- --------------
                 Total other expense, net                                  (10,975)           (15,886)         9,210        (17,651)

(Loss) income before benefit (provision) for income taxes                     (878)            (6,799)         9,210          1,533
Benefit (provision) for income taxes                                         1,832              3,155         (5,566)          (579)
                                                                     --------------  ----------------- -------------- --------------
Net income (loss)                                                        $     954          $  (3,644)      $  3,644      $     954
                                                                     ==============  ================= ============== ==============

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)


                                                                                                                Consolidated
                                                                  Advance                                         Advance
                                                                   Stores        Guarantor                         Stores
Sixteen Week Period ended April 21, 2001(unaudited)               Company     Subsidiaries (a)  Eliminations      Company
------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                             $ (4,656)   $         (317)   $          -     $    (4,973)
                                                                ------------- ----------------  -------------- ---------------

Cash flows from investing activities:
Purchases of property and equipment                                (16,381)           (1,246)              -         (17,627)
Proceeds from sales of property and equipment                          296               612               -             908
                                                                ------------- ----------------  -------------- ---------------
   Net cash used in investing activities                           (16,085)             (634)              -         (16,719)
                                                                ------------- ----------------  -------------- ---------------
Cash flows from financing activities:
Increase (decrease) in bank overdrafts                              11,759               (59)              -          11,700
Payment of note payable                                               (784)                -               -            (784)
Borrowings under credit facilities                                 147,300           147,300        (147,300)        147,300
Payments on credit facilities                                     (138,501)         (138,501)        138,501        (138,501)
Equity impact of debt pushdown                                           -            (8,799)          8,799               -
Other                                                                  611                 -               -             611
                                                                ------------- ----------------  -------------- ---------------
   Net cash provided by (used in) financing activities              20,385               (59)              -          20,326
                                                                ------------- ----------------  -------------- ---------------
Net decrease in cash and cash equivalents                             (356)           (1,010)              -          (1,366)
Cash and cash equivalents, December 30, 2000                        14,258             3,751               -          18,009
                                                                ------------- ----------------  -------------- ---------------
Cash and cash equivalents, April 21, 2001                         $ 13,902    $        2,741    $          -     $    16,643
                                                                ============= ================  ============== ===============

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)


                                                                                                                    Consolidated
                                                                       Advance                                         Advance
                                                                       Stores          Guarantor                       Stores
Sixteen Week Period ended April 22, 2000 (unaudited)                   Company       Subsidiaries (a)   Eliminations   Company
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  $ (1,268)     $        (2,355)    $         -  $  (3,623)
                                                                 --------------- -------------------    ------------  ---------

Cash flows from investing activities:
  Purchases of property and equipment                                   (11,665)              (1,027)              -    (12,692)
  Proceeds from sales of property and equipment                             114                1,180               -      1,294
                                                                 --------------- -------------------    ------------ ----------
    Net cash (used in) provided by investing activities                 (11,551)                 153               -    (11,398)
                                                                 --------------- -------------------    ------------ ----------
Cash flows from financing activities:
  Increase (decrease) in bank overdrafts                                  6,300                 (266)              -      6,034
  Borrowings under credit facilities                                    155,200              155,200        (155,200)   155,200
  Payments on credit facilities                                        (157,200)            (157,200)        157,200   (157,200)
  Proceeds from issuance of Class A common stock                          2,053                    -               -      2,053
  Equity impact of debt pushdown                                              -                2,000          (2,000)         -
  Other                                                                   2,160                    -               -      2,160
                                                                 --------------- -------------------    ------------ ----------
    Net cash provided by (used in) financing activities                   8,513                 (266)              -      8,247
                                                                 --------------- -------------------    ------------ ----------
Net decrease in cash and cash equivalents                                (4,306)              (2,468)              -     (6,774)
Cash and cash equivalents, January 1, 2000                               18,315                4,262               -     22,577
                                                                 --------------- -------------------    ------------ ----------
Cash and cash equivalents, April 22, 2000                              $ 14,009      $         1,794     $         -   $ 15,803
                                                                 =============== ===================    ============ ==========



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

         As of April 21, 2001, the Company had 1,733 stores in 38 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 530 independently owned dealer stores and three franchisees in 48 states operating under the "Western Auto" trade name (the "Wholesale" segment).

         The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the first quarter of fiscal 2001, the Company closed one store included in the fiscal 2000 restructuring activities and made the decision to close or relocate 18 additional stores not meeting profitability objectives, 10 of which were closed in the first quarter of fiscal 2001.

         On April 23, 2001, the Company signed a definitive agreement to purchase certain assets of Carport Auto Parts, Inc. ("Carport") and assume selected liabilities. Upon signing the definitive agreement, the Company assumed the operation of 51 auto parts stores in Alabama and Mississippi, which makes the Company the largest retailer of automotive parts in this market. The Company plans to integrate the Carport operations into its current operations of the Retail segment by the end of fiscal 2001. The acquisition will be accounted for under the purchase method of accounting.

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

                                                               Sixteen Week Periods Ended
                                                                 (dollars in thousands)
                                                                       (unaudited)
                                                             ------------------------------
                                                               April 21,        April 22,
                                                                 2001             2000
                                                             -------------    -------------
Net sales                                                    $     729,359    $     677,582
Cost of sales                                                      433,420          418,607
                                                             -------------    -------------
Gross profit                                                       295,939          258,975
Selling, general and administrative expenses                       266,664          238,968
Non-cash and other employee compensation                             1,596              823
                                                             -------------    -------------
Operating income                                                    27,679           19,184
Interest expense                                                   (16,239)         (17,821)
Other income, net                                                      112              170
Provision for income taxes                                          (4,397)            (579)
                                                             -------------    -------------
Net income                                                   $       7,155    $         954
                                                             =============    =============

                                                               Sixteen Week Periods Ended
                                                                      (unaudited)
                                                             ------------------------------
                                                                April 21,        April 22,
                                                                  2001             2000
                                                             -------------    -------------
Net sales                                                            100.0%           100.0%
Cost of sales                                                         59.4             61.8
                                                             -------------    -------------
Gross profit                                                          40.6             38.2
Selling, general and administrative expenses                          36.6             35.3
Non-cash and other employee compensation                               0.2              0.1
                                                             -------------    -------------
Operating income                                                       3.8              2.8
Interest expense                                                      (2.2)            (2.6)
Other income, net                                                      0.0              0.0
Provision for income taxes                                            (0.6)            (0.1)
                                                             -------------    -------------
Net income                                                             1.0%             0.1%
                                                             =============    =============

         Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales, net sales for Wholesale and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. The Company has not included the Service Stores in the comparable store net sales calculation but does plan to in the future.

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

Sixteen Weeks Ended April 21, 2001 Compared to Sixteen Weeks Ended April 22,
2000

         Net sales for the sixteen weeks ended April 21, 2001 were $729.4 million, an increase of $51.8 million or 7.6% over net sales for the sixteen weeks ended April 22, 2000. Net sales for the Retail segment increased $58.4 million or 9.3%. The net sales increase for the Retail segment was due to an increase in the comparable store sales and contributions from new stores opened within the last year. The comparable store sales increase of 5.7% was primarily a result of growth in both the DIY and DIFM market segments. Comparable store sales increased 4.4% for the sixteen weeks ended April 22, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased 14.0% or $6.6 million due to a decline in the number of dealer stores serviced by the Company and lower average sales to each dealer.

         During the sixteen weeks ended April 21, 2001, the Company opened 15 new stores, relocated four stores, and closed 11 stores, bringing the total retail stores to 1,733. During the first quarter of fiscal 2001, the Company reduced the total number of stores participating in its commercial delivery program to 1,193 through the consolidation of 16 programs.

         Gross profit for the sixteen weeks ended April 21, 2001 was $295.9 million or 40.6% of net sales, as compared to $259.0 million or 38.2% of net sales in the sixteen weeks ended April 22, 2000. The increase in the gross profit percentage is reflective of a net gain recorded as a reduction to cost of sales during the first quarter of fiscal 2001. The gain of $8.3 million is a result of a settlement reached between the Company and a vendor in which the vendor had reputiated a long-term supply agreement entered into with the Company. The remaining increase in gross profit is a result of a positive shift in product mix, reduction in logistics cost and a net sales decline of the lower margin Wholesale segment. The gross profit for the Retail segment was $291.6 million or 42.3% of net sales for the sixteen week period ended April 21, 2001, as compared to $254.3 million or 40.3% of net sales for the sixteen week period ended April 22, 2000.

         Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $266.7 million or 36.6% of net sales for the sixteen week period ended April 21, 2001, from $239.0 million or 35.3% of net sales for the sixteen week period ended April 22, 2000. Selling, general and administrative expenses have increased due to the closure of certain store locations not meeting profitability objectives and the devaluation of an administrative facility obtained in the Western Merger totaling $5.1 million. Additionally, as a percentage of sales, the increase in selling, general and administrative expenses is attributable to increased store labor costs and the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales compared to the Retail segment.

         EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $50.1 million in the sixteen week period ended April 21, 2001 or 6.9% of net sales, as compared to $39.2 million or 5.8% of net sales in the sixteen week period ended April 22, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

         Interest expense in the sixteen weeks ended April 21, 2001 was $16.2 million or 2.2% of net sales, as compared to $17.8 million or 2.6% of net sales in the sixteen weeks ended April 22, 2000. Interest expense decreased as a result of an overall reduction in average borrowings and a significant decrease in interest rates for the sixteen week period ended April 21, 2001 as compared to the sixteen week period ended April 22, 2000.

         Income tax expense for the sixteen weeks ended April 21, 2001 was $4.4 million compared to $0.6 million in the sixteen weeks ended April 22, 2000. This increase was primarily due to the increase in income before taxes for the sixteen weeks ended April 21, 2001 as compared to the sixteen weeks ended April 22, 2000.

         The Company recorded net income of $7.2 million for the sixteen week period ended April 21, 2001, as compared to net income of $1.0 million for the sixteen week period ended April 22, 2000. As a percentage of sales, the net income for the sixteen week period ended April 21, 2001 was 1.0% as compared to net income of 0.1% for the sixteen week period ended April 22, 2000.

Liquidity and Capital Resources

         The Company believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of April 21, 2001, the Company had outstanding indebtedness consisting of $169.5 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $331.3 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

         The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under portions of the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. The Company was in compliance with the above covenants under the Credit Facility as of April 21, 2001. As of April 21, 2001, $100.8 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

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

         The Company's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $300,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open approximately 130 new stores through internal growth or strategic acquisitions during fiscal 2001, of which 15 have been opened as of April 21, 2001.

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

The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of April 21, 2001, these reserves had a remaining balance of $11.3 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At April 21, 2001, the total liability for the restructuring and deferred compensation plans was $2.5 million and $4.8 million, respectively, of which $1.4 million and $1.5 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by the employee, which can be changed upon 12 months' notice.

         For the sixteen weeks ended April 21, 2001, net cash used in operating activities was $5.0 million. Of this amount, $7.2 million was provided by net income. Depreciation and amortization provided an additional $20.9 million, amortization of deferred debt issuance costs provided $1.1 million and $34.2 million was used as a result of a net increase in working capital. Net cash used for investing activities was $16.7 million and was comprised primarily of net capital expenditures. Net cash provided by financing activities was $20.3 million and was comprised primarily of an increase in net borrowings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. The Company's exposure to interest rate risk decreased during the first quarter of fiscal 2001 due to decreased interest rates.

         The Company's fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes. The Company's variable rate debt relates to borrowings under the Credit Facility and the IRB. The Company's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

         The table below presents principal cash flows and related weighted average interest rates on the Company's long-term debt at April 21, 2001 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at April 21, 2001. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                           Fair
                                    Fiscal      Fiscal     Fiscal      Fiscal       Fiscal                                Market
                                     2001        2002       2003        2004         2005     Thereafter     Total        Value
                                   ---------  ----------  ---------  -----------  ----------  -----------   ---------   ----------
Long-term debt:                                                        (dollars in thousands)
    Fixed rate...................  $       -  $        -  $       -  $         -  $        -  $   169,450   $ 169,450   $  159,283
    Weighted average
        interest rate............          -           -          -            -           -         10.3%       10.3%
    Variable rate................  $   3,000  $   14,000  $   4,000  $   232,711  $   60,000  $    27,588   $ 341,299   $  341,299
    Weighted average
        interest rate............        6.2%        6.8%       7.7%         8.4%        8.6%         8.6%        7.1%

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

                     ADVANCE STORES COMPANY, INCORPORATED
                     a Virginia corporation


May 24, 2001         By: /s/ Jimmie L. Wade
                         -------------------------------------------------------
                              Jimmie L. Wade
                              President and Chief Financial Officer, Secretary (as principal executive and accounting officer)