Form 10-Q
period 2001-07-14
ADVANCE STORES CO INC
filed 2001-08-16
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 14, 2001
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________.

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

Yes [X] No [_]

     As of August 15, 2001, the registrant had outstanding 538 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

================================================================================

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           Twelve and Twenty-Eight Week Periods Ended July 14, 2001

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION

              Item 1.  Condensed Consolidated Financial Statements of Advance Stores Company,
                       Incorporated and Subsidiaries:

                       Condensed Consolidated Balance Sheets as of July 14, 2001 and
                       December 30, 2000....................................................................  1

                       Condensed Consolidated Statements of Operations for the Twelve and
                       Twenty-Eight Week Periods Ended July 14, 2001 and July 15, 2000......................  2

                       Condensed Consolidated Statements of Cash Flows for the
                       Twenty-Eight Week Periods Ended July 14, 2001 and July 15, 2000......................  3

                       Notes to the Condensed Consolidated Financial Statements.............................  4

              Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations................................................................ 17

              Item 3.   Quantitative and Qualitative Disclosures About Market Risks......................... 24

PART II.      OTHER INFORMATION

              Item 1.  Legal Proceedings...................................................................  25
SIGNATURE.................................................................................................. S-1

             Advance Stores Company, Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets
                      July 14, 2001 and December 30, 2000
                 (dollars in thousands, except per share data)

                                                                                      July 14,             December 30,
                        Assets                                                          2001                  2000
                        ------                                                     ---------------        --------------
                                                                                     (unaudited)
Current assets:
 Cash and cash equivalents                                                         $        19,381        $       18,009
 Receivables, net                                                                           91,239                80,967
 Inventories                                                                               788,773               788,914
 Other current assets                                                                       18,878                10,274
                                                                                   ---------------        --------------
    Total current assets                                                                   918,271               898,164
Property and equipment, net of accumulated depreciation
 of $210,776 and $191,897                                                                  400,973               410,960
Assets held for sale                                                                        23,640                25,077
Other assets, net                                                                           17,936                15,095
                                                                                   ---------------        --------------
                                                                                   $     1,360,820        $    1,349,296
                                                                                   ===============        ==============
         Liabilities and Stockholder's Equity
         ------------------------------------

Current Liabilities:
 Bank overdrafts                                                                   $             -        $       13,778
 Current portion of long-term debt                                                               -                 9,985
 Accounts payable                                                                          401,039               387,852
 Accrued expenses                                                                          138,814               124,123
 Other current liabilities                                                                  50,770                42,794
                                                                                   ---------------        --------------
    Total current liabilities                                                              590,623               578,532
                                                                                   ---------------        --------------
Long-term debt                                                                             464,749               492,749
                                                                                   ---------------        --------------
Other long-term liabilities                                                                 47,428                46,644
                                                                                   ---------------        --------------
Commitments and contingencies

Stockholder's equity:
 Common stock, Class A, voting, $100 par value; 5,000
  shares authorized; 538 shares issued and outstanding                                          54                    54
 Additional paid-in capital                                                                275,654               275,654
 Other                                                                                       3,795                 2,460
 Accumulated deficit                                                                       (21,483)              (46,797)
                                                                                   ---------------        --------------
    Total stockholder's equity                                                             258,020               231,371
                                                                                   ---------------        --------------
                                                                                   $     1,360,820        $    1,349,296
                                                                                   ===============        ==============

   The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)
                                  (unaudited)


                                                                 Twelve Week Periods Ended       Twenty-eight Week Periods Ended
                                                                ---------------------------      -------------------------------
                                                                  July 14,       July 15,          July 14,           July 15,
                                                                    2001           2000              2001               2000
                                                                ------------   ------------      ------------       ------------
Net Sales                                                       $    607,478   $    557,650      $  1,336,837       $  1,235,232
Cost of sales, including purchasing and warehousing costs            363,137        341,117           796,557            759,724
                                                                ------------   ------------      ------------       ------------
  Gross profit                                                       244,341        216,533           540,280            475,508
Selling, general and administrative expenses                         204,101        184,284           472,361            424,075
                                                                ------------   ------------      ------------       ------------
  Operating income                                                    40,240         32,249            67,919             51,433
                                                                ------------   ------------      ------------       ------------
Other (expense) income:
 Interest expense                                                    (10,825)       (13,493)          (27,064)           (31,314)
 Other                                                                   355            224               467                394
                                                                ------------   ------------      ------------       ------------
  Total other expense, net                                           (10,470)       (13,269)          (26,597)           (30,920)
                                                                ------------   ------------      ------------       ------------
Income before provision for income taxes                              29,770         18,980            41,322             20,513
Provision for income taxes                                           (11,611)        (7,102)          (16,008)            (7,681)
                                                                ------------   ------------      ------------       ------------
Net income                                                      $     18,159   $     11,878      $     25,314       $     12,832
                                                                ============   ============      ============       ============

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                    For the Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)
                                  (unaudited)

                                                                                 Twenty-Eight Week Periods Ended
                                                                                 -------------------------------
                                                                                    July 14,          July 15,
                                                                                      2001              2000
                                                                                  -------------      ------------
Cash flows from operating activities:
 Net income                                                                        $   25,314       $    12,832
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                        37,069            34,402
  Amortization of stock option compensation                                             1,342               600
  Amortization of deferred debt issuance costs                                          1,588             1,636
  Amortization of interest on capital lease obligation                                      -                42
  Losses on sales of property and equipment, net                                          806               215
  Impairment of assets held for sale                                                    1,600                 -
  Provision for deferred income taxes                                                  10,420             7,194
  Net (increase) decrease in:
    Receivables, net                                                                   (9,664)            1,684
    Inventories                                                                        17,351           (17,551)
    Other assets                                                                       (8,952)           (6,301)
  Net increase (decrease) in:
    Accounts payable                                                                   13,187            33,285
    Accrued expenses                                                                   17,147           (17,919)
    Other liabilities                                                                  (5,442)            3,032
                                                                                 -------------      ------------
     Net cash provided by operating activities                                        101,766            53,151
                                                                                 -------------      ------------
Cash flows from investing activities:
 Purchases of property and equipment                                                  (31,048)          (28,031)
 Acquisition, net of cash acquired                                                    (21,472)                -
 Proceeds from the sales of property and equipment                                      1,381             2,531
                                                                                 -------------      ------------
     Net cash used in investing activities                                            (51,139)          (25,500)
                                                                                 -------------      ------------
Cash flows from financing activities:
 Decrease in bank overdrafts                                                          (13,778)           (2,135)
 (Payment) borrowing of note payable                                                     (784)            2,313
 Borrowings under credit facilities                                                   171,400           191,200
 Payments on credit facilities                                                       (208,601)         (233,200)
 Proceeds from issuance of Class A common stock                                             -             2,053
 Other                                                                                  2,508             6,139
                                                                                 -------------      ------------
     Net cash used in financing activities                                            (49,255)          (33,630)
                                                                                 -------------      ------------
Net increase (decrease) in cash and cash equivalents                                    1,372            (5,979)
Cash and cash equivalents, beginning of period                                         18,009            22,577
                                                                                 -------------      ------------
Cash and cash equivalents, end of period                                           $   19,381       $    16,598
                                                                                 =============      ============
Supplemental cash flow information:
 Interest paid                                                                     $   23,271       $    28,040
 Income taxes paid, net of refunds received                                             1,241               321
Non-cash transactions:
 Accrued purchases of property and equipment                                            4,717             2,460
 Conversion of capital lease obligation                                                     -             3,509
                                                                                 =============      ============

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

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

     The condensed consolidated balance sheet as of July 14, 2001, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 14, 2001 and July 15, 2000 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 14, 2001 and July 15, 2000, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the twenty-eight week period are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company implemented SFAS No. 140 during the first quarter of fiscal 2001. The implementation had no impact on the Company's financial position or the results of its operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses accounting and reporting for all business combinations and requires the use of the purchase method for business combinations. SFAS No. 141 also requires recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite useful lives are no longer amortized but are instead subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 141 applies to all business combinations

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

initiated after June 30, 2001. SFAS No. 142 is effective for existing goodwill and intangible assets beginning on December 31, 2001. SFAS No. 142 is effective immediately for goodwill and intangibles acquired after June 30, 2001. Although the Company is currently evaluating the impact of SFAS Nos. 141 and 142, management does not expect that the adoption of these statements will have a material impact on existing goodwill or intangibles. For the twelve and twenty-eight week periods ended July 14, 2001, the Company had amortization expense of approximately $150 related to existing goodwill. Such amortization will be eliminated upon adoption of SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.

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

2.   Accounts Receivable:

     Receivables consist of the following:

                                                    July 14,     December 30,
                                                      2001           2000
                                                  -----------    ------------
                                                  (unaudited)
     Trade:
      Wholesale                                    $  12,253       $  12,202
       Retail                                         18,174          15,666
     Vendor                                           46,141          36,260
     Installment                                      14,897          14,197
     Related parties                                   2,020           4,143
     Employees                                           504             389
     Other                                             2,841           3,131
                                                   ---------       ---------
     Total receivables                                96,830          85,988
     Less - Allowance for doubtful accounts           (5,591)         (5,021)
                                                   ---------       ---------
     Receivables, net                              $  91,239       $  80,967
                                                   =========       =========

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

3.   Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at July 14, 2001 and December 30, 2000 were $56,561 and $56,305, respectively. Inventories consist of the following:

                                                    July 14,    December 30,
                                                      2001          2000
                                                   ----------   ------------
                                                   (unaudited)
     Inventories at FIFO                           $ 776,704      $ 779,376
     Reserve to state inventories at LIFO             12,069          9,538
                                                   ---------      ---------
     Inventories at LIFO                           $ 788,773      $ 788,914
                                                   =========      =========

4.   Restructuring Liabilities:

     The Company's restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of the fiscal 1998 merger with Western Auto Supply Company ("Western") ("Western Merger"). Additionally, the Company assumed a portion of the pre-acquisition reserves related to the restructuring activities of the recently acquired Carport Auto Parts, Inc. (the "Carport Acquisition") (See Note 5). Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first and second quarters of fiscal 2001, the Company closed two stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 24 additional stores not meeting profitability objectives, of which 18 had been closed or relocated as of July 14, 2001. As of July 14, 2001, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                Other Exit
                                                   Costs
                                                ----------
     Balance, December 30, 2000                 $   6,788
     New provisions                                 3,275
     Change in estimates                              179
     Reserves utilized                             (2,469)
                                                ---------
     Balance, July 14, 2001 (unaudited)         $   7,773
                                                =========

     As a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. Additionally, the Carport Acquisition resulted in restructuring reserves for closing 21 acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative employees of the acquired company. As of July 14, 2001, the other exit costs represent the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

          Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                Other Exit
                                                  Severance       Costs
                                                  ---------     ----------
Balance, December 30, 2000                         $      -     $    3,797
Purchase accounting adjustments                         837          1,715
Reserves utilized                                      (705)        (1,015)
                                                  ---------     ----------
Balance, July 14, 2001 (unaudited)                 $    132     $    4,497
                                                  =========     ==========

5.   Carport Acquisition:

     On April 23, 2001, the Company completed its acquisition of Carport Auto Parts, Inc. ("Carport"). The acquisition included a net 30 retail stores located in Alabama and Mississippi, and substantially all of the assets used in Carport's operations. The acquisition has been accounted for under the purchase method of accounting and, accordingly, Carport's results of operations have been included in the Company's statement of operations since the acquisition date.

     The purchase price, of $21,533, has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. This allocation resulted in the recognition of $3,239 in goodwill.

6.   Assets Held for Sale:

     During the first quarter of fiscal 2001, the Company recorded an impairment charge of $1,600 reducing the carrying value of a facility included in assets held for sale to $6,000. The facility, which is held in the Wholesale segment, consists of excess space not required for the Company's current needs.

7.   Related Parties:

     The following table presents the related party transactions with Sears, Roebuck & Co. ("Sears") included in the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 14, 2001 and July 15, 2000 and the condensed consolidated balance sheets as of July 14, 2001 and December 30, 2000:

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

                                 Twelve Week Periods Ended    Twenty-Eight Week Periods Ended
                                 --------------------------   -------------------------------
                                  July 14,       July 15,        July 14,         July 15,
                                    2001           2000            2001             2000
                                 -----------    -----------   -------------     -------------
                                 (unaudited)    (unaudited)     (unaudited)     (unaudited)
Net sales to Sears               $    1,856     $    1,890      $    3,879      $    3,976
Credit card fee expense                  93            100             194             228
                                                                 July 14,      December 30,
                                                                   2001            2000
                                                              -------------     -------------
                                                                (unaudited)
Receivables from Sears                                          $      702      $    3,160
Payables to Sears                                                    1,220           1,321

     The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. As of July 14, 2001 and December 30, 2000, the Company had a net receivable from its Parent of $1,235 and $603, respectively.

8.   Segment and Related Information:

     The Company has the following operating segments: Retail and Wholesale. Retail consists of the retail operations of the Company, operating under the trade names "Advance Auto Parts" and "Western Auto" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees all operating under the "Western Auto" trade name.

     During the first quarter of fiscal 2001, the Company realigned its retail operations to include the Company-owned store operating under the "Western Auto" trade name in California, which was previously included in the Wholesale segment. Therefore, the following segment disclosures for the twelve and twenty-eight weeks ended July 15, 2000 have been restated to reflect this new structure.

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

     The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.

                                                             Twelve Week Periods Ended
                                          ----------------------------------------------------------------
July 14, 2001 (unaudited)                   Retail           Wholesale       Eliminations         Totals
----------------------------------------------------------------------------------------------------------
Net sales                                 $  586,796       $      20,682     $          -       $  607,478
Income before provision
for income taxes                              29,631                 139                -           29,770
Segment assets (a)                         1,325,165              43,696           (8,041)       1,360,820

July 15, 2000 (unaudited)                   Retail           Wholesale       Eliminations         Totals
----------------------------------------------------------------------------------------------------------
Net sales                                 $  529,920       $      27,730     $          -       $  557,650
Income (loss) before (provision)
 benefit for income taxes                     20,190              (1,210)               -           18,980
Segment assets (a)                         1,294,571              64,112           (9,647)       1,349,036


                                                           Twenty-Eight Week Periods Ended
                                          ----------------------------------------------------------------
July 14, 2001 (unaudited)                   Retail           Wholesale       Eliminations         Totals
----------------------------------------------------------------------------------------------------------
Net sales                                 $1,275,582       $      61,255     $          -       $1,336,837
Income (loss) before (provision)
 benefit for income taxes                     43,230              (1,908)               -           41,322
Segment assets (a)                         1,325,165              43,696           (8,041)       1,360,820

July 15, 2000 (unaudited)                   Retail           Wholesale       Eliminations         Totals
----------------------------------------------------------------------------------------------------------
Net sales                                 $1,160,310       $      74,922     $          -       $1,235,232
Income (loss) before (provision)
 benefit for income taxes                     23,591              (3,078)               -           20,513
Segment assets (a)                         1,294,571              64,112           (9,647)       1,349,036

(a) Excludes investment in and equity in net earnings or losses of subsidiaries.

             Advance Stores Company, Incorporated and Subsidiaries Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

9.   Contingencies:

     During the first quarter of fiscal 2001, the Company recorded a net gain of $8,300 as a result of a settlement reached with a vendor, in which the vendor repudiated a long-term supply agreement. This gain was recognized as a reduction to cost of sales in the accompanying statement of operations.

     The Company received notification from Sears during the first quarter of fiscal 2001 that certain environmental matters of Western existing as of the merger date and fully indemnified by Sears, have been settled. Accordingly, the Company reversed a $2,500 receivable due from Sears and reduced the corresponding environmental liability.


10.  Subsequent Events:

     On August 7, 2001, the Parent signed a definitive agreement to acquire Discount Auto Parts, Inc. ("Discount") in a merger transaction. Discount shareholders will receive $7.50 per share in cash plus 0.2577 shares of common stock in the combined company for each share of Discount stock. Accordingly, upon consummation of the merger, Discount shareholders will own approximately 13% of the total shares outstanding of the combined company. The Parent will file a registration statement covering the shares issued to Discount's shareholders, and, through this offering, become a public company renamed Advance Auto Parts, Inc. Discount operates approximately 667 retail auto parts stores in Florida, Georgia, South Carolina, Alabama, Louisiana and Mississippi. The merger, subject to certain regulatory filings and approvals, will be accounted for under the purchase method of accounting.

     On July 27, 2001, the Company made the decision to close a duplicative distribution facility located in Jeffersonville, Ohio. This 382,000 square foot owned facility opened in 1996 and served stores operating in the retail segment throughout the Mid-west portion of the United States. The Company has operated two distribution facilities in overlapping markets since the Western Merger, in which the Company assumed the operation of a Western distribution facility in Ohio. The decision to close this facility allows the Company to utilize the operating resource requirements more productively in other areas of the business. The Company does not anticipate closure of this facility and the severing of certain of its employees to materially impact results of operations.

11.  Guarantor Subsidiaries:

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

             Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15,2000
                             (dollars in thousands)

                                                                                                    Consolidated
                                               Advance                                                 Advance
                                               Stores         Guarantor                                Stores
July 14, 2001 (unaudited)                      Company       Subsidiaries (a)     Eliminations         Company
----------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                  $    17,589        $     3,352        $    (1,560)       $    19,381
Receivables, net                                61,269             28,735              1,235             91,239
Inventories                                    754,783             33,990                  -            788,773
Other current assets                            15,967             61,550            (58,639)            18,878
                                          -------------       ------------       ------------       ------------
   Total current assets                        849,608            127,627            (58,964)           918,271
Investment in subsidiaries                      58,189                  -            (58,189)                 -
Property and equipment, net                    372,408             28,565                  -            400,973
Assets held for sale                             7,229             16,411                  -             23,640
Due from affiliates                             24,382              5,989            (30,371)                 -
Other assets, net                               17,368             24,654            (24,086)            17,936
                                          -------------       ------------       ------------       ------------
   Total assets                            $ 1,329,184        $   203,246        $  (171,610)       $ 1,360,820
                                          =============       ============       ============       ============
Current liabilities:
Bank overdrafts                            $         -        $     1,560        $    (1,560)       $         -
Accounts payable                               400,585                454                  -            401,039
Accrued expenses                               117,673            161,008           (139,867)           138,814
Other current liabilities                       47,588              3,182                  -             50,770
                                          -------------       ------------       ------------       ------------
   Total current liabilities                   565,846            166,204           (141,427)           590,623
Long-term debt                                 464,749            454,749           (454,749)           464,749
Other long-term liabilities                     40,569             21,720            (14,861)            47,428
Stockholder's equity (deficit)
Common Stock                                        54                 10                (10)                54
Additional paid-in capital                     275,654           (450,351)           450,351            275,654
Other                                            3,795                  -                  -              3,795
(Accumulated deficit) retained earnings        (21,483)            10,914            (10,914)           (21,483)
                                          -------------       ------------       ------------       ------------
   Total stockholder's equity (deficit)        258,020           (439,427)           439,427            258,020
                                          -------------       ------------       ------------       ------------
    Total liabilities and
     stockholder's equity                  $ 1,329,184        $   203,246        $  (171,610)       $ 1,360,820
                                          =============       ============       ============       ============

                                      Advance Stores Company, Incorporated and Subsidiaries
                                     Notes to the Condensed Consolidated Financial Statements
                                       For the Twelve and Twenty-Eight Week Periods Ended
                                                 July 14, 2001 and July 15, 2000
                                                      (dollars in thousands)

                                                                                                        Consolidated
                                               Advance                                                     Advance
                                               Stores            Guarantor                                  Stores
December 30, 2000                              Company        Subsidiaries (a)      Eliminations           Company
=====================================================================================================================
Current assets:
Cash and cash equivalents                    $     14,258        $     3,751        $          -        $      18,009
Receivables, net                                   48,741             31,623                 603               80,967
Inventories                                       752,771             36,143                   -              788,914
Other current assets                                8,377             53,041             (51,144)              10,274
                                             ------------        -----------        ------------        -------------
 Total current assets                             824,147            124,558             (50,541)             898,164
Investment in subsidiaries                         46,688                  -             (46,688)                   -
Property and equipment, net                       380,555             30,405                   -              410,960
Assets held for sale                                6,463             18,614                   -               25,077
Due from affiliates                                39,277                  -             (39,277)                   -
Other assets, net                                  14,531             24,192             (23,628)              15,095
                                             ------------        -----------        ------------        -------------
  TOTAL ASSETS                               $  1,311,661        $   197,769        $   (160,134)       $   1,349,296
                                             ============        ===========        ============        =============
Current liabilities:
Bank overdrafts                              $     12,907        $       871        $          -        $      13,778
Current portion of long-term debt                   9,985              6,244              (6,244)               9,985
Accounts payable                                  387,782                 70                   -              387,852
Accrued expenses                                   96,239            146,150            (118,266)             124,123
Other current liabilities                          44,262                  -              (1,468)              42,794
                                             ------------        -----------        ------------        -------------
 Total current liabilities                        551,175            153,335            (125,978)             578,532
Long-term debt                                    492,749            485,706            (485,706)             492,749
Due to affiliates                                       -              9,538              (9,538)                   -
Other long-term liabilities                        36,366             23,091             (12,813)              46,644
Stockholder's equity (deficit)
Common Stock                                           54                 10                 (10)                  54
Additional paid-in capital                        275,654           (487,552)            487,552              275,654
Other                                               2,460                  -                   -                2,460
(Accumulated deficit) retained earnings           (46,797)            13,641             (13,641)             (46,797)
                                             ------------        -----------        ------------        -------------
 Total stockholder's equity (deficit)             231,371           (473,901)            473,901              231,371
                                             ------------        -----------        ------------        -------------
  Total liabilities and
    stockholder's equity                     $  1,311,661        $   197,769        $   (160,134)       $   1,349,296
                                             ============        ===========        ============        =============

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

                                                                                                                     Consolidated
                                                                      Advance                                           Advance
                                                                       Stores        Guarantor                          Stores
Twelve Week Period ended July 14, 2001 (unaudited)                    Company     Subsidiaries (a)    Eliminations      Company
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $ 542,779    $         67,386    $     (2,687)  $    607,478
Cost of sales, including purchasing and warehousing costs              316,383              46,754               -        363,137
                                                                     ---------    ----------------    ------------   ------------
    Gross profit                                                       226,396              20,632          (2,687)       244,341
Selling, general and administrative expenses                           196,751              10,037          (2,687)       204,101
                                                                     ---------    ----------------    ------------   ------------
    Operating income                                                    29,645              10,595               -         40,240
Other (expense) income:
 Interest expense                                                      (11,062)            (10,895)         11,132        (10,825)
 Equity in earnings of subsidiaries                                      7,180                   -          (7,180)             -
 Other, net                                                                281               1,710          (1,636)           355
                                                                     ---------    ----------------    ------------   ------------
    Total other expense, net                                            (3,601)             (9,185)          2,316        (10,470)
Income before provision for income taxes                                26,044               1,410           2,316         29,770
Provision for income taxes                                              (7,885)                (22)         (3,704)       (11,611)
                                                                     ---------    ----------------    ------------   ------------
Net income                                                           $  18,159    $          1,388    $     (1,388)  $     18,159
                                                                     =========    ================    ============   ============

                                                                                                                     Consolidated
                                                                      Advance                                           Advance
                                                                       Stores        Guarantor                          Stores
Twelve Week Period ended July 15, 2000 (unaudited)                    Company     Subsidiaries (a)    Eliminations      Company
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $ 484,708    $         75,463    $     (2,521)  $    557,650
Cost of sales, including purchasing and warehousing costs              284,589              56,528               -        341,117
                                                                     ---------    ----------------    ------------   ------------
    Gross profit                                                       200,119              18,935          (2,521)       216,533
Selling, general and administrative expenses                           174,957              11,848          (2,521)       184,284
                                                                     ---------    ----------------    ------------   ------------
    Operating income                                                    25,162               7,087               -         32,249
Other (expense) income:
 Interest expense                                                      (12,377)            (13,665)         12,549        (13,493)
 Equity in earnings of subsidiaries                                      3,052                   -          (3,052)             -
 Other, net                                                                 97               1,862          (1,735)           224
                                                                     ---------    ----------------    ------------   ------------
    Total other expense, net                                            (9,228)            (11,803)          7,762        (13,269)
Income (loss) before (provision) benefit for income taxes               15,934              (4,716)          7,762         18,980
(Provision) benefit for income taxes                                    (4,056)              1,171          (4,217)        (7,102)
                                                                     ---------    ----------------    ------------   ------------
Net income (loss)                                                    $  11,878    $         (3,545)   $      3,545   $     11,878
                                                                     =========    ================    ============   ============

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

                                                                                                                     Consolidated
                                                                      Advance                                           Advance
                                                                       Stores        Guarantor                          Stores
Twenty-Eight Week Period ended July 14, 2001 (unaudited)              Company     Subsidiaries (a)    Eliminations      Company
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $1,173,430    $        169,837    $     (6,430)  $  1,336,837
Cost of sales, including purchasing and warehousing costs              674,452             122,105               -        796,557
                                                                    ----------    ----------------    ------------   ------------
    Gross profit                                                       498,978              47,732          (6,430)       540,280
Selling, general and administrative expenses                           450,288              28,503          (6,430)       472,361
                                                                    ----------    ----------------    ------------   ------------
    Operating income                                                    48,690              19,229               -         67,919
Other (expense) income:
 Interest expense                                                      (27,174)            (27,258)         27,368        (27,064)
 Equity in earnings of subsidiaries                                     11,501                   -         (11,501)             -
 Other, net                                                                295               4,215          (4,043)           467
                                                                    ----------    ----------------    ------------   ------------
    Total other expense, net                                           (15,378)            (23,043)         11,824        (26,597)
Income (loss) before (provision) benefit for income taxes               33,312              (3,814)         11,824         41,322
(Provision) benefit for income taxes                                    (7,998)              1,087          (9,097)       (16,008)
                                                                    ----------    ----------------    ------------   ------------
Net income (loss)                                                   $   25,314    $         (2,727)   $      2,727   $     25,314
                                                                    ==========    ================    ============   ============

                                                                                                                     Consolidated
                                                                      Advance                                           Advance
                                                                       Stores        Guarantor                          Stores
Twenty-Eight Week Period ended July 15, 2000 (unaudited)              Company     Subsidiaries (a)    Eliminations      Company
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $1,054,706    $        186,518    $     (5,992)  $  1,235,232
Cost of sales, including purchasing and warehousing costs              619,835             139,889               -        759,724
                                                                    ----------    ----------------    ------------   ------------
    Gross profit                                                       434,871              46,629          (5,992)       475,508
Selling, general and administrative expenses                           399,612              30,455          (5,992)       424,075
                                                                    ----------    ----------------    ------------   ------------
    Operating income                                                    35,259              16,174               -         51,433
Other (expense) income:
 Interest expense                                                      (28,484)            (31,606)         28,776        (31,314)
 Equity in earnings of subsidiaries                                      8,113                   -          (8,113)             -
 Other, net                                                                168               3,917          (3,691)           394
                                                                    ----------    ----------------    ------------   ------------
    Total other expense, net                                           (20,203)            (27,689)         16,972        (30,920)
Income (loss) before (provision) benefit for income taxes               15,056             (11,515)         16,972         20,513
(Provision) benefit for income taxes                                    (2,224)              4,326          (9,783)        (7,681)
                                                                    ----------    ----------------    ------------   ------------
Net income (loss)                                                   $   12,832    $         (7,189)   $      7,189   $     12,832
                                                                    ==========    ================    ============   ============

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

                                                                                                                   Consolidated
                                                            Advance                                                  Advance
                                                            Stores            Guarantor                               Stores
Twenty-Eight Week Period ended July 14, 2001 (unaudited)    Company        Subsidiaries (a)    Eliminations          Company
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   $ 101,655      $   1,671           $  (1,560)          $ 101,766
                                                            ---------      ---------           ---------           ---------
Cash flows from investing activities:
 Purchases of property and equipment                          (29,217)        (1,831)                  -             (31,048)
 Acquisition, net of cash acquired                            (21,472)             -                   -             (21,472)
 Proceeds from sales of property and equipment                    749            632                   -               1,381
                                                            ---------      ---------           ---------           ---------
  Net cash used in investing activities                       (49,940)        (1,199)                  -             (51,139)
                                                            ---------      ---------           ---------           ---------
Cash flows from financing activities:
 Decrease in bank overdrafts                                  (12,907)          (871)                  -             (13,778)
 Payment of note payable                                         (784)             -                   -                (784)
 Borrowings under credit facilities                           171,400        171,400            (171,400)            171,400
 Payments on credit facilities                               (208,601)      (208,601)            208,601            (208,601)
 Equity impact of debt pushdown                                     -         37,201             (37,201)                  -
 Other                                                          2,508              -                   -               2,508
                                                            ---------      ---------           ---------           ---------
  Net cash used in financing activities                       (48,384)          (871)                  -             (49,255)
                                                            ---------      ---------           ---------           ---------
Net increase (decrease) in cash and cash equivalents            3,331           (399)             (1,560)              1,372
Cash and cash equivalents, December 30, 2000                   14,258          3,751                   -              18,009
                                                            ---------      ---------           ---------           ---------
Cash and cash equivalents, July 14, 2001                    $  17,589      $   3,352           $  (1,560)          $  19,381
                                                            =========      =========           =========           =========

            Advance Stores Company, Incorporated and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

                                                                                                              Consolidated
                                                            Advance                                             Advance
                                                            Stores            Guarantor                          Stores
Twenty-Eight Week Period ended July 15, 2000 (unaudited)    Company        Subsidiaries (a)    Eliminations     Company
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   $  52,174      $     977           $       -      $  53,151
                                                            ---------      ---------           ---------      ---------
Cash flows from investing activities:
 Purchases of property and equipment                          (24,771)        (3,260)                  -        (28,031)
 Proceeds from sales of property and equipment                  1,350          1,181                   -          2,531
                                                            ---------      ---------           ---------      ---------
  Net cash used in investing activities                       (23,421)        (2,079)                  -        (25,500)
                                                            ---------      ---------           ---------      ---------
Cash flows from financing activities:
 (Decrease) increase in bank overdrafts                        (2,413)           278                   -         (2,135)
 Borrowings under credit facilities                           193,513        193,513            (193,513)       193,513
 Payments on credit facilities                               (233,200)      (233,200)            233,200       (233,200)
 Proceeds from issuance of Class A common stock                 2,053              -                   -          2,053
 Equity impact of debt pushdown                                     -         42,000             (42,000)             -
 Other                                                          6,139              -                   -          6,139
                                                            ---------      ---------           ---------      ---------
  Net cash (used in) provided by financing activities         (33,908)         2,591              (2,313)       (33,630)
                                                            ---------      ---------           ---------      ---------
Net (decrease) increase in cash and cash equivalents           (5,155)         1,489              (2,313)        (5,979)
Cash and cash equivalents, January 1, 2000                     18,315          4,262                   -         22,577
                                                            ---------      ---------           ---------      ---------
Cash and cash equivalents, July 15, 2000                    $  13,160      $   5,751           $  (2,313)     $  16,598
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

     As of July 14, 2001, the Company had 1,765 stores in 38 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 470 independently owned dealer stores in 48 states operating under the "Western Auto" trade name (the "Wholesale" segment).

     The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the twenty-eight weeks ended July 14, 2001 the Company closed two stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 24 additional stores not meeting profitability objectives, 18 of which were closed or relocated as of July 14, 2001.

     On April 23, 2001, the Company completed its acquisition of Carport Auto Parts, Inc. ("Carport"). The acquisition included a net 30 retail stores located in Alabama and Mississippi, and substantially all of the assets used in
Carport's  operation.   This acquisition makes the Company the largest retailer
of automotive parts in the Alabama and Mississippi markets. Upon the close of the acquisition, the Company made the decision to close 21 Carport stores not expected to meet long-term profitability objectives. The remaining Carport locations have been converted to the Advance Auto Parts store format, which included a physical conversion, merchandise conversion and information systems conversion. The acquisition has been accounted for under the purchase method of accounting.

     On August 7, 2001, Holding signed a definitive agreement to acquire Discount Auto Parts, Inc. ("Discount") in a merger transaction. Discount shareholders will receive $7.50 per share in cash plus 0.2577 shares of common stock in the combined company for each share of Discount stock. Accordingly, upon consummation of the merger, Discount shareholders will own approximately 13% of the total shares outstanding of the combined company. Holding will file a registration statement covering the shares issued to Discount's shareholders, and, through this offering, become a public company renamed Advance Auto Parts, Inc.

     Discount operates approximately 667 retail auto parts stores in Florida, Georgia, South Carolina, Alabama, Louisiana and Mississippi. Together, the combined company will operate over 2,400 stores and anticipates generating over $3.0 billion in revenues and $273.0 million in EBITDA. The combined company expects approximately $30.0 million in purchasing, distribution and other expense savings allowing it to reach its estimated EBITDA goals. The merger, subject to certain regulatory filings and approvals, will be accounted for under the purchase method of accounting.

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

                                                            Twelve Week Periods Ended         Twenty-Eight Week Periods Ended
                                                             (dollars in thousands)                (dollars in thousands)
                                                                    (unaudited)                          (unaudited)
                                                          ---------------------------         -------------------------------
                                                            July 14,         July 15,             July 14,         July 15,
                                                              2001             2000                 2001             2000
                                                          ------------    ------------        --------------    -------------
Net sales                                                 $   607,478     $   557,650         $   1,336,837     $  1,235,232
Cost of sales                                                 363,137         341,117               796,557          759,724
                                                          ------------    ------------        --------------    -------------
Gross profit                                                  244,341         216,533               540,280          475,508
Selling, general and administrative expenses                  203,502         183,682               470,166          422,650
Non-cash and other employee compensation                          599             602                 2,195            1,425
                                                          ------------    ------------        --------------    -------------
Operating income                                               40,240          32,249                67,919           51,433
Interest expense                                              (10,825)        (13,493)              (27,064)         (31,314)
Other income, net                                                 355             224                   467              394
Provision for income taxes                                    (11,611)         (7,102)              (16,008)          (7,681)
                                                          ------------    ------------        --------------    -------------
Net income                                                $    18,159     $    11,878         $      25,314     $     12,832
                                                          ============    ============        ==============    =============

                                                            Twelve Week Periods Ended         Twenty-Eight Week Periods Ended
                                                                    (unaudited)                          (unaudited)
                                                          ---------------------------         -------------------------------
                                                            July 14,         July 15,             July 14,         July 15,
                                                              2001             2000                 2001             2000
                                                          ------------    ------------        --------------   -------------
Net sales                                                       100.0%          100.0%                100.0%           100.0%
Cost of sales                                                    59.8            61.2                  59.6             61.5
                                                          ------------    ------------        --------------    -------------
Gross profit                                                     40.2            38.8                  40.4             38.5
Selling, general and administrative expenses                     33.5            32.9                  35.2             34.2
Non-cash and other employee compensation                          0.1             0.1                   0.2              0.1
                                                          ------------    ------------        --------------    -------------
Operating income                                                  6.6             5.8                   5.0              4.2
Interest expense                                                 (1.8)           (2.4)                 (2.0)            (2.6)
Other income, net                                                 0.1             0.0                   0.0              0.0
Provision for income taxes                                       (1.9)           (1.3)                 (1.1)            (0.6)
                                                          ------------    ------------        --------------    -------------
Net income                                                        3.0%            2.1%                  1.9%             1.0%
                                                          ============    ============        ==============    =============

     Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales, net sales for Wholesale and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. The Company currently does not included the Service Stores in the comparable store net sales calculation.

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

Twelve Weeks Ended July 14, 2001 Compared to Twelve Weeks Ended July 15, 2000

     Net sales for the twelve weeks ended July 14, 2001 were $607.5 million, an increase of $49.8 million or 8.9% over net sales for the twelve weeks ended July 15, 2000. Net sales for the Retail segment increased $56.9 million or 10.7%. The net sales increase for the Retail segment was due to an increase in the comparable store sales and contributions from new stores opened within the last year. The comparable store sales increase of 6.8% was primarily a result of growth in both the DIY and DIFM market segments. Comparable store sales increased 3.0% for the twelve weeks ended July 15, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased $7.0 million or 25.4% reflecting the continued decline of this segment due to increased competition coupled with a decline in the number of independently owned dealer stores.

     During the twelve weeks ended July 14, 2001, the Company opened 38 new stores, relocated five stores, and closed six stores, bringing the total retail stores to 1,765. During the second quarter of fiscal 2001, the Company increased the total number of stores participating in its commercial delivery program to 1,200 through the addition of a net of seven programs, resulting from the Carport acquisition.

     Gross profit for the twelve weeks ended July 14, 2001 was $244.3 million or 40.2% of net sales, as compared to $216.5 million or 38.8% of net sales in the twelve weeks ended July 15, 2000. The increase in the gross profit is a result of a positive shift in product mix, lower inventory shrinkage, leveraging of logistic costs and a decline in the net sales of the lower margin Wholesale segment. The gross profit for the Retail segment was $241.0 million or 41.1% of net sales for the twelve week period ended July 14, 2001, as compared to $213.6 million or 40.3% of net sales for the twelve week period ended July 15, 2000.

     Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $203.5 million or 33.5% of net sales for the twelve week period ended July 14, 2001, from $183.7 million or 32.9% of net sales for the twelve week period ended July 15, 2000. The increase in selling, general and administrative expenses is attributable to the investment in store personnel and the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales compared to the Retail segment.

     EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $57.1 million in the twelve week period ended July 14, 2001 or 9.4% of net sales, as compared to $48.0 million or 8.6% of net sales in the twelve week period ended July 15, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the twelve weeks ended July 14, 2001 was $10.8 million or 1.8% of net sales, as compared to $13.5 million or 2.4% of net sales in the twelve week period ended July 15, 2000. Interest expense decreased as a result of an overall reduction in average borrowings and a significant decrease in interest rates for the twelve weeks ended July 14, 2001 as compared to the twelve weeks ended July 15, 2000.

     Income tax expense for the twelve weeks ended July 14, 2001 was $11.6 million compared to $7.1 million in the twelve weeks ended July 15, 2000. This increase was primarily due to the increase in income before taxes for the twelve weeks ended July 14, 2001 as compared to the twelve weeks ended July 15, 2000.

     The Company recorded net income of $18.2 million for the twelve weeks ended July 14, 2001, as compared to $11.9 million for the twelve week period ended July 15, 2000. As a percentage of sales, the net income for the twelve week period ended July 14, 2001 was 3.0% as compared to 2.1% for the twelve week period ended July 15, 2000.

Twenty-Eight Weeks Ended July 14, 2001 Compared to Twenty-Eight Weeks Ended July 15, 2000

     Net sales for the twenty-eight weeks ended July 14, 2001 were $1,336.8 million, an increase of $101.6 million or 8.2% over net sales for the twenty-eight weeks ended July 15, 2000. Net sales for the Retail segment increased $115.3 million or 9.9%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 6.2% and contributions from new stores opened within the last year. The comparable sales increase of 6.2% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores. Comparable store sales increased 3.7% for the twenty-eight weeks ended July 15, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased $13.7 million or 18.2%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the number of independently owned dealer stores.

     During the twenty-eight weeks ended July 14, 2001, the Company opened 53 new stores, relocated nine stores and closed 17 stores, bringing the total retail stores to 1,765. The Company has 1,200 stores participating in its commercial delivery program, as a result of consolidating nine stores during the twenty-eight weeks ended July 14, 2001.

     Gross profit for the twenty-eight weeks ended July 14, 2001 was $540.3 million or 40.4% of net sales, as compared to $475.5 million or 38.5% of net sales in the twenty-eight weeks ended July 15, 2000. The increase in the gross profit percentage is reflective of an $8.3 million net gain recorded as a reduction to cost of sales during the first quarter of fiscal 2001 as a result of a vendor settlement. The increase in the gross profit percentage is also reflective of a positive shift in product mix, lower inventory shrinkage, leveraging of logistic costs and a decline in the net sales of the lower margin Wholesale segment. The gross profit for the Retail segment was $532.7 million or 41.8% of net sales for the twenty-eight week period ended July 14, 2001, as compared to $467.9 million or 40.3% of net sales for the twenty-eight week period ended July 15, 2000.

     Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $470.2 million or 35.2% of net sales for the twenty-eight week period ended July 14, 2001, from $422.7 million or 34.2% of net sales for the twenty-eight week period ended July 15, 2000. Selling, general and administrative expenses have increased due to closed store expenses associated with the decision to close certain store locations not meeting profitability objectives and the write down of an administrative facility obtained in the Western Merger totaling $5.1 million. Additionally, as a percentage of sales, the increase in selling, general and administrative expenses is attributable to the investment in store personnel and the continued decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment.

     EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $107.2 million in the twenty-eight week period ended July 14, 2001 or 8.0% of net sales, as compared to $87.3 million or 7.1 % of net sales in the twenty-eight week period ended July 15, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense for the twenty-eight week period ended July 14, 2001 was $27.1 million or 2.0% of net sales, as compared to $31.3 million or 2.6% of net sales for the twenty-eight week period ended July 15, 2000. The decrease in interest expense is a result of the reduction in net outstanding borrowings as well as a significant decrease in interest rates over the similar period of fiscal year 2000.

     Income tax expense for the twenty-eight weeks ended July 14, 2001 was $16.0 million compared to $7.7 million in the twenty-eight weeks ended July 15, 2000. This increase was primarily due to an increase in income before taxes for the twenty-eight week period ended July 14, 2001 as compared to the twenty-eight week period ended July 15, 2000.

     As a result of the above factors, the Company recorded net income of $25.3 million for the twenty-eight week period ended July 14, 2001, as compared to $12.8 million for the twenty-eight week period ended July 15, 2000. As a percentage of sales, net income for the twenty-eight week period ended July 14, 2001 was 1.9% as compared to 1.1% for the twenty-eight week period ended July 15, 2000.

Liquidity and Capital Resources

     The Company believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of July 14, 2001, the Company had outstanding indebtedness consisting of $169.5 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $285.3 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

     The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under portions of the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. The Company was in compliance with the above covenants under the Credit Facility as of July 14, 2001. As of July 14, 2001, $107.7 million was available under these facilities. The Company intends to use borrowings under the revolver, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

     The Company's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems, the Western Merger and the Carport acquisition. The Company has financed its growth through a combination of internally generated funds, borrowings under the Credit Facility and issuances of equity. Additionally, the Company expects to meet the capital requirements of the Discount merger through refinancing the Credit Facility.

     The Company's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $300,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open approximately 115 to 130 new stores through internal growth or strategic acquisitions during fiscal 2001, of which 53 have been opened or acquired as of July 14, 2001.

     Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

     As a result of the Western Merger and the Carport acquisition, the Company closed certain Advance Auto Parts stores in overlapping markets or stores not meeting profitability objectives. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger and Carport acquisition also resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. As of July 14, 2001, these reserves had a remaining balance of $12.4 million. In addition, the Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At July 14, 2001, the total liability for the restructuring and deferred compensation plans was $2.2 million and $4.5 million, respectively, of which $1.2 million and $1.3 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by the plan participants, primarily former Western employees, which can be changed upon 12 months' notice.

     For the twenty-eight weeks ended July 14, 2001, net cash provided by operating activities was $101.8 million. Of this amount, $25.3 million was provided by net income. Depreciation and amortization provided an additional $37.1 million, amortization of deferred debt issuance costs provided $1.6 million and $37.8 million was provided as a result of a net increase in working capital and other. Net cash used for investing activities was $51.1 million and was comprised primarily of net capital expenditures and the purchase of net assets related to the Carport acquisition. Net cash used by financing activities was $49.3 million and was comprised primarily of payments on the Credit Facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. The Company's exposure to interest rate risk decreased during the first and second quarters of fiscal 2001 due to decreased interest rates and reduced variable rate debt.

     The Company's fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes. The Company's variable rate debt relates to borrowings under the Credit Facility and the IRB. The Company's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on the Company's long-term debt at July 14, 2001 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at July 14, 2001. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                    Fair
                         Fiscal   Fiscal    Fiscal    Fiscal     Fiscal                            Market
                          2001     2002      2003      2004       2005    Thereafter    Total       Value
                         ------   ------    ------    ------     ------   ----------    -----       -----
                                                         (dollars in thousands)
Long-term debt:
 Fixed rate..........    $   -    $     -   $    -   $      -   $     -    $169,450    $169,450    $166,061
 Weighted average
  interest rate......        -          -        -          -         -        10.3%       10.3%
 Variable rate.......    $   -    $12,000   $4,000   $207,140   $60,000    $ 12,159    $295,299    $295,299
 Weighted average
  interest rate......      5.9%       6.3%     7.6%       8.4%      8.7%        8.6%        6.8%

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


                                 ADVANCE STORES COMPANY, INCORPORATED
                                 a Virginia corporation


August 15, 2001                  By:/s/ Jimmie L. Wade
                                    ______________________________________
                                    Jimmie L. Wade
                                    President and Chief Financial Officer
                                    (as principal executive and accounting
                                    officer)