Form 10-Q
period 2001-10-06
ADVANCE STORES CO INC
filed 2001-11-08
CIK 1061890

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 6, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

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

Yes [X] No [_]

     As of November 8, 2001, the registrant had outstanding 538 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

================================================================================

              ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

               Twelve and Forty Week Periods Ended October 6, 2001

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements of Advance Stores Company,
                 Incorporated and Subsidiaries:

                 Condensed Consolidated Balance Sheets as of October 6, 2001 and
                 December 30, 2000 ............................................................     1

                 Condensed Consolidated Statements of Operations for the Twelve and
                 Forty Week Periods Ended October 6, 2001 and October 7, 2000 .................     2

                 Condensed Consolidated Statements of Cash Flows for the
                 Forty Week Periods Ended October 6, 2001 and October 7, 2000 .................     3

                 Notes to the Condensed Consolidated Financial Statements .....................     4

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ........................................................    17

         Item 3. Quantitative and Qualitative Disclosures About Market Risks ..................    24

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ............................................................    25

SIGNATURE .....................................................................................   S-1

             Advance Stores Company, Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets
                      October 6, 2001 and December 30, 2000
                  (dollars in thousands, except per share data)

                                    Assets                           October 6,             December 30,
                                    ------                             2001                    2000
                                                                    -----------             -----------
                                                                    (unaudited)
Current assets:
 Cash and cash equivalents                                          $    11,918             $    18,009
 Receivables, net                                                        90,726                  80,967
 Inventories                                                            805,392                 788,914
 Other current assets                                                    18,462                  10,274
                                                                    -----------             -----------
     Total current assets                                               926,498                 898,164

Property and equipment, net of accumulated depreciation
of $226,167 and $191,897                                                406,531                 410,960
Assets held for sale                                                     22,388                  25,077
Other assets, net                                                        19,123                  15,095
                                                                    -----------             -----------
                                                                    $ 1,374,540             $ 1,349,296
                                                                    ===========             ===========
                      Liabilities and Stockholder's Equity
                      ------------------------------------

Current liabilities:
 Bank overdrafts                                                    $    10,922             $    13,778
 Current portion of long-term debt                                           --                   9,985
 Accounts payable                                                       403,668                 387,852
 Accrued expenses                                                       142,286                 124,123
 Other current liabilities                                               50,802                  42,794
                                                                    -----------             -----------
     Total current liabilities                                          607,678                 578,532
                                                                    -----------             -----------
Long-term debt                                                          439,749                 492,749
                                                                    -----------             -----------
Other long-term liabilities                                              50,365                  46,644
                                                                    -----------             -----------
Commitments and contingencies


Stockholder's equity:
 Common stock, Class A, voting, $100 par value; 5,000
  shares authorized; 538 shares issued and outstanding                       54                      54
 Additional paid-in capital                                             275,654                 275,654
 Other                                                                    5,315                   2,460
 Accumulated deficit                                                     (4,275)                (46,797)
                                                                    -----------             -----------
     Total stockholder's equity                                         276,748                 231,371
                                                                    -----------             -----------
                                                                    $ 1,374,540             $ 1,349,296
                                                                    ===========             ===========

 The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

             Advance Stores Company, Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                  For the Twelve and Forty Week Periods Ended
                       October 6, 2001 and October 7, 2000
                             (dollars in thousands)
                                  (unaudited)

                                                                  Twelve Week Periods Ended         Forty Week Periods Ended
                                                                ----------------------------      ----------------------------
                                                                 October 6,       October 7,       October 6,       October 7,
                                                                    2001             2000            2001             2000
                                                                -----------      -----------      -----------      -----------
Net sales                                                       $   598,793      $   552,138      $ 1,935,630      $ 1,787,370
Cost of sales, including purchasing and warehousing costs           354,730          328,235        1,151,287        1,087,959
                                                                -----------      -----------      -----------      -----------
     Gross profit                                                   244,063          223,903          784,343          699,411
Selling, general and administrative expenses                        206,478          193,792          678,839          617,867
                                                                -----------      -----------      -----------      -----------
     Operating income                                                37,585           30,111          105,504           81,544
                                                                -----------      -----------      -----------      -----------
Other (expense) income:

     Interest expense                                                (9,503)         (12,851)         (36,567)         (44,165)
     Other                                                              265              467              732              861
                                                                -----------      -----------      -----------      -----------
        Total other expense, net                                     (9,238)         (12,384)         (35,835)         (43,304)
                                                                -----------      -----------      -----------      -----------
Income before provision for income taxes
     and extraordinary item                                          28,347           17,727           69,669           38,240
Provision for income taxes                                          (11,139)          (6,703)         (27,147)         (14,384)
                                                                -----------      -----------      -----------      -----------
Income before extraordinary item                                     17,208           11,024           42,522           23,856
Extraordinary item, gain on debt extinguishment,
     net of $1,759 income taxes                                          --            2,933               --            2,933
                                                                -----------      -----------      -----------      -----------
Net income                                                      $    17,208      $    13,957      $    42,522      $    26,789
                                                                ===========      ===========      ===========      ===========

 The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                        For the Forty Week Periods Ended
                      October 6, 2001 and October 7, 2000
                             (dollars in thousands)
                                  (unaudited)

                                                                                        Forty Week Periods Ended
                                                                                      ----------------------------
                                                                                      October 6,        October 7,
                                                                                         2001              2000
                                                                                      ----------        ----------
Cash flows from operating activities:
Net income                                                                            $   42,522        $   26,789
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                          53,629            50,614
   Amortization of stock option compensation                                               2,862               533
   Amortization of deferred debt issuance costs                                            2,269             2,373
   Amortization of interest on capital lease obligation                                        -                42
   Losses on sales of property and equipment, net                                          1,336               368
   Impairment of assets held for sale                                                      1,600                 -
   Provision for deferred income taxes                                                    18,133            17,484
   Extraordinary gain on extinguishment of debt, net of tax                                    -            (2,933)
   Net (increase) decrease in:
    Receivables, net                                                                      (9,151)           13,549
    Inventories                                                                              732           (53,660)
    Other assets                                                                         (10,552)           (5,931)
   Net increase (decrease) in:
    Accounts payable                                                                      15,816            74,670
    Accrued expenses                                                                      16,809           (21,380)
    Other liabilities                                                                    (10,410)           (1,879)
                                                                                      ----------        ----------
     Net cash provided by operating activities                                           125,595           100,639
                                                                                      ----------        ----------
Cash flows from investing activities:
Purchases of property and equipment                                                      (49,550)          (46,883)
Acquisition, net of cash acquired                                                        (21,472)                -
Proceeds from the sale of property and equipment                                           2,317             4,777
                                                                                      ----------        ----------
     Net cash used in investing activities                                               (68,705)          (42,106)
                                                                                      ----------        ----------
Cash flows from financing activities:
Decrease in bank overdrafts                                                               (2,856)           (7,618)
Payment of note payable                                                                     (784)            1,555
Early extinguishment of debt                                                                   -           (24,990)
Borrowings under credit facilities                                                       171,400           191,200
Payments on credit facilities                                                           (233,601)         (233,200)
Proceeds from issuance of Class A common stock                                                 -             2,053
Other                                                                                      2,860             6,243
                                                                                      ----------        ----------
     Net cash used in financing activities                                               (62,981)          (64,757)
                                                                                      ----------        ----------
Net decrease in cash and cash equivalents                                                 (6,091)           (6,224)
Cash and cash equivalents, beginning of period                                            18,009            22,577
                                                                                      ----------        ----------
Cash and cash equivalents, end of period                                              $   11,918        $   16,353
                                                                                      ==========        ==========

Supplemental cash flow information:
Interest paid                                                                         $   27,872        $   36,089
Income tax (payments) refunds, net                                                        (4,600)            6,700
Non-cash transactions:
Accrued purchases of property and equipment                                                8,527             8,630
Conversion of capital lease obligation                                                         -             3,509
                                                                                      ==========        ==========

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
 For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

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

     The condensed consolidated balance sheet as of October 6, 2001, the condensed consolidated statements of operations for the twelve and forty week periods ended October 6, 2001 and October 7, 2000 and the condensed consolidated statements of cash flows for the forty week periods ended October 6, 2001 and October 7, 2000, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended December 30, 2000.

     The results of operations for the forty week period are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company implemented SFAS No. 140 during the first quarter of fiscal 2001. The implementation had no impact on the Company's financial position or the results of its operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses accounting and reporting for all business combinations and requires the use of the purchase method for business combinations. SFAS No. 141 also requires recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite useful lives are no longer amortized but are instead subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for existing goodwill and intangible assets beginning on December 31, 2001. SFAS No. 142 is effective immediately for goodwill and intangibles acquired after June 30, 2001. Although the Company is currently evaluating the impact of SFAS Nos. 141 and 142, management does not expect that the adoption of these statements will have a material impact on existing goodwill or intangibles. For the twelve and forty week periods ended October 6, 2001, the Company had amortization expense of approximately $146 and $296, respectively related to existing goodwill. Such amortization will be eliminated upon adoption of SFAS No. 142.

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

              Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

     In August 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement replaces both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 retains the basic provisions from both SFAS 121 and APB 30 but includes changes to improve financial reporting and comparability among entities. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact SFAS No. 144 will have on its financial position or the results of its operations.

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

2.   Accounts Receivable:

     Receivables consist of the following:


                                                October 6,        December 30,
                                                   2001               2000
                                                ----------        ------------
                                                (unaudited)

     Trade:
        Wholesale                               $    9,714        $     12,202
        Retail                                      18,526              15,666
     Vendor                                         48,014              36,260
     Installment                                    14,915              14,197
     Related parties                                 2,324               4,143
     Employees                                         519                 389
     Other                                           2,754               3,131
                                                ----------        ------------
     Total receivables                              96,766              85,988
     Less - Allowance for doubtful accounts         (6,040)             (5,021)
                                                ----------        ------------
     Receivables, net                           $   90,726        $     80,967
                                                ==========        ============

              Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

3.   Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at October 6, 2001 and December 30, 2000 were $56,039 and $56,305, respectively. Inventories consist of the following:

                                                 October 6,  December 30,
                                                    2001         2000
                                                 ----------  ------------
                                                 (unaudited)

     Inventories at FIFO                         $  790,118  $    779,376
     Reserve to state inventories at LIFO            15,274         9,538
                                                 ----------  ------------
     Inventories at LIFO                         $  805,392  $    788,914
                                                 ==========  ============

4.   Restructuring Liabilities:

     The Company's restructuring activities primarily relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of the fiscal 1998 merger with Western Auto Supply Company ("Western") ("Western Merger"). Additionally, the Company assumed a portion of the pre-acquisition reserves related to the restructuring activities of the recently acquired Carport Auto Parts, Inc. (the "Carport Acquisition") (See Note 5). During the first three quarters of fiscal 2001, the Company closed three stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 33 additional stores not meeting profitability objectives, of which 25 had been closed or relocated as of October 6, 2001. As of October 6, 2001, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

     On July 27, 2001, the Company made the decision to close a duplicative distribution facility located in Jeffersonville, Ohio. This 382,000 square foot owned facility opened in 1996 and served stores operating in the retail segment throughout the mid-west portion of the United States. The Company has operated two distribution facilities in overlapping markets since the Western Merger, in which the Company assumed the operation of a Western distribution facility in Ohio. The decision to close this facility allows the Company to utilize the operating resource requirements more productively in other areas of the business. The Company has established restructuring reserves for the termination of certain employees and exit costs in connection with the decision to close this facility. Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)


A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                 Other Exit
                                                   Severance       Costs
                                                -------------  -------------
         Balance, December 30, 2000             $           -  $       6,788
         New provisions                                   475          3,953
         Change in estimates                                -            121
         Reserves utilized                               (186)        (3,928)
                                                -------------  -------------
         Balance, October 6, 2001 (unaudited)   $         289  $       6,934
                                                =============  =============

         As a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. Additionally, the Carport Acquisition resulted in restructuring reserves for closing 21 acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative employees of the acquired company. As of October 6, 2001, the other exit costs represent the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                   Other Exit
                                                   Severance         Costs
                                                 -------------   -------------
         Balance, December 30, 2000              $           -   $       3,797
         Purchase accounting adjustments                   837           1,422
         Reserves utilized                                (837)         (2,295)
                                                 -------------   -------------
         Balance, October 6, 2001 (unaudited)    $           -   $       2,924
                                                 =============   =============

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

     The purchase price, of $21,533, has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of their fair values at the date of acquisition. This allocation resulted in the recognition of $3,239 in goodwill.

6.       Assets Held for Sale:

         During the first quarter of fiscal 2001, the Company recorded an impairment charge of $1,600 reducing the carrying value of a facility included in assets held for sale to $6,000. The facility, which is held in the Wholesale segment, consists of excess space not required for the Company's current needs.

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

7.       Related Parties:

         In September 2001, the Company loaned a member of the Board of Directors $1,300. This loan is evidenced by a full recourse promissory note bearing interest at prime rate, payable annually, and due in full in five years from its inception. Payment of the promissory note is secured by a stock pledge agreement that grants the Company a security interest in all shares of Holding common stock owned by the board member under Holding's stock subscription plan.

         The following table presents the related party transactions with Sears, Roebuck & Co. ("Sears") included in the condensed consolidated statements of operations for the twelve and forty week periods ended October 6, 2001 and October 7, 2000 and the condensed consolidated balance sheets as of October 6, 2001 and December 30, 2000:


                                            Twelve Week Periods Ended         Forty Week Periods Ended
                                        --------------------------------  ---------------------------------
                                          October 6,       October 7,       October 6,       October 7,
                                             2001             2000             2001             2000
                                        ---------------  ---------------  ---------------  ----------------
                                         (unaudited)      (unaudited)      (unaudited)       (unaudited)
        Net sales to Sears              $      2,050     $      1,929     $      5,929     $       5,905
        Credit card fee expense                   77               97              271               325

                                                                            October 6,      December 30,
                                                                               2001             2000
                                                                          ---------------  ----------------
                                                                           (unaudited)
        Receivables from Sears                                            $        771     $       3,160
        Payables to Sears                                                        1,220             1,321

         The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. As of October 6, 2001 and December 30, 2000, the Company had a net receivable from its Parent of $1,235 and $603, respectively.

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

         During the first quarter of fiscal 2001, the Company realigned its retail operations to include the Company-owned store operating under the "Western Auto" trade name in California, which was previously included in the Wholesale segment. Therefore, the following segment disclosures for the twelve and forty weeks ended October 7, 2000 have been restated to reflect this new structure.

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

         The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.

                                                                            Twelve Week Periods Ended
                                                              -----------------------------------------------------------

         October 6, 2001 (unaudited)                             Retail         Wholesale       Eliminations     Totals
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                            $   580,105        $ 18,688        $      -     $  598,793
         Income (loss) before provision
              for income taxes                                     28,455            (108)              -         28,347
         Segment assets (a)                                     1,342,463          39,854          (7,777)     1,374,540


         October 7, 2000 (unaudited)                             Retail         Wholesale       Eliminations     Totals
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                            $   527,377        $ 24,761        $      -     $  552,138
         Income before (provision)
             benefit for income taxes                              16,464           1,263               -         17,727
         Segment assets (a)                                     1,331,834          63,477         (14,862)     1,380,449


                                                                               Forty Week Periods Ended
                                                              -----------------------------------------------------------

         October 6, 2001 (unaudited)                             Retail         Wholesale       Eliminations     Totals
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                            $ 1,855,687        $ 79,943        $      -     $ 1,935,630
         Income (loss) before (provision)
             benefit for income taxes                              71,685          (2,016)              -          69,669
         Segment assets (a)                                     1,342,463          39,854          (7,777)      1,374,540


         October 7, 2000 (unaudited)                             Retail         Wholesale       Eliminations     Totals
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                            $ 1,687,687        $ 99,683        $      -     $ 1,787,370
         Income (loss) before (provision)
             benefit for income taxes                              40,055          (1,815)              -          38,240
         Segment assets (a)                                     1,331,834          63,477         (14,862)      1,380,449

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

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

     The Company received notification from Sears during the first quarter of fiscal 2001 that certain environmental matters of Western existing as of the merger date and fully indemnified by Sears, have been settled. Accordingly, the Company reversed a $2,500 receivable due from Sears and reduced the corresponding environmental liability.

10.  Discount Merger:

     On August 7, 2001, the Parent signed a definitive agreement to acquire Discount Auto Parts, Inc. ("Discount") in a merger transaction. Discount shareholders will receive $7.50 per share in cash plus 0.2577 shares of common stock in the combined company, collectively Advance Auto Parts, Inc. ("Advance"), for each share of Discount stock. Accordingly, upon consummation of the merger, Discount shareholders will own approximately 13% of the total shares outstanding of Advance. On August 31, 2001, the Company filed a registration statement on behalf of Advance covering the shares issued to Discount's shareholders, which will result in Advance Auto Parts, Inc. becoming a publicly traded company. As of August 28, 2001, Discount operated approximately 668 retail auto parts stores in Florida, Georgia, South Carolina, Alabama, Louisiana and Mississippi. The merger will be accounted for under the purchase method of accounting.

     In connection with this merger, the Company has obtained financing commitments to fund the cash portion of consideration to be paid to Discount shareholders and in-the-money option holders, refinance its existing senior credit facility ($260,299 at October 6, 2001), repay Discount's indebtedness and premiums ($210,800 at August 28, 2001 plus repayment premiums of $6,300), purchase Discount's Gallman distribution facility from the lessor (approximately $34,000) and pay approximately $35,000 in related transaction fees and expenses. The financing has been secured in the form of senior subordinated notes and the refinancing of the senior credit facility, which is described below.

     On October 31, 2001, the Company finalized its offering of $200,000 in Senior Subordinated Notes (the "Notes") offered at an issue price of 92.802%, yielding gross proceeds of approximately $185,600. The Notes mature on April 15, 2008 and bear interest at 10.25% payable semi-annually on April 15 and October
15. The Notes will be fully and unconditionally guaranteed on a unsecured senior subordinated basis by each of the Company's existing and future restricted subsidiaries that guarantees any indebtedness of the Company or any other restricted subsidiary. The Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2003, in cash at the redemption prices described in the offering plus accrued and unpaid interest and liquidating damages, if any, at the redemption date. The Notes also contain certain covenants that will limit, among other things, the Company and its subsidiaries ability to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries, redeem subordinated debt, sell assets, enter into any agreements that restrict dividends from restricted subsidiaries and enter into certain mergers or consolidations.

     Additionally, the Company has received a binding commitment, subject to customary conditions, for a new senior credit facility (the "Facility") consisting of (1) a $180,000 tranche A term loan facility due 2006 and a $305,000 tranche B term loan facility due 2007 and (2) a $160,000 revolving credit facility (including a letter of credit subfacility). The Facility will be jointly and severally guaranteed by all of the Company's domestic subsidiaries (including Discount and its subsidiaries) and Advance and will be secured by substantially all of the Company's assets, the assets of existing and future domestic subsidiaries (including Discount and its subsidiaries), as well as the assets of Advance.

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

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

                                                                                                    Consolidated
                                                   Advance                                             Advance
                                                    Stores          Guarantor                           Stores
October 6, 2001 (unaudited)                        Company        Subsidiaries (a)  Eliminations       Company
-----------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                        $    10,127       $   1,857        $      (66)      $    11,918
Receivables, net                                      63,311          26,180             1,235            90,726
Inventories                                          768,142          37,250                 -           805,392
Other current assets                                  16,903          63,463           (61,904)           18,462
                                                 ------------      ----------       -----------      ------------
     Total current assets                            858,483         128,750           (60,735)          926,498
Investment in subsidiaries                            56,718               -           (56,718)                -
Property and equipment, net                          377,501          29,030                 -           406,531
Assets held for sale                                   5,977          16,411                 -            22,388
Due from affiliates                                   22,137           8,234           (30,371)                -
Other assets, net                                     17,907          19,223           (18,007)           19,123
                                                 ------------      ----------       -----------      ------------
      Total assets                               $ 1,338,723       $ 201,648        $ (165,831)      $ 1,374,540
                                                 ============      ==========       ===========      ============
Current liabilities:
Bank overdrafts                                  $    10,988       $       -        $      (66)      $    10,922
Accounts payable                                     403,174             494                 -           403,668
Accrued expenses                                     119,161         170,711          (147,586)          142,286
Other current liabilities                             50,393             409                 -            50,802
                                                 ------------      ----------       -----------      ------------
     Total current liabilities                       583,716         171,614          (147,652)          607,678
Long-term debt                                       439,749         429,749          (429,749)          439,749
Other long-term liabilities                           38,510          21,317            (9,462)           50,365
Stockholder's equity (deficit)
Common Stock                                              54              10               (10)               54
Additional paid-in capital                           275,654        (425,351)          425,351           275,654
Other                                                  5,315               -                 -             5,315
(Accumulated deficit) retained earnings               (4,275)          4,309            (4,309)           (4,275)
                                                 ------------      ----------       -----------      ------------
     Total stockholder's equity (deficit)            276,748        (421,032)          421,032           276,748
                                                 ------------      ----------       -----------      ------------
      Total liabilities and
         stockholder's equity                    $ 1,338,723       $ 201,648        $ (165,831)      $ 1,374,540
                                                 ============      ==========       ===========      ============

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)


                                                                                                      Consolidated
                                                   Advance                                              Advance
                                                    Stores         Guarantor                             Stores
December 30, 2000                                  Company      Subsidiaries (a)    Eliminations        Company
-----------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                        $   14,258       $   3,751        $          -       $   18,009
Receivables, net                                     48,741          31,623                 603           80,967
Inventories                                         752,771          36,143                   -          788,914
Other current assets                                  8,377          53,041             (51,144)          10,274
                                                 -----------       ---------       -------------      -----------
   Total current assets                             824,147         124,558             (50,541)         898,164
Investment in subsidiaries                           46,688               -             (46,688)               -
Property and equipment, net                         380,555          30,405                   -          410,960
Assets held for sale                                  6,463          18,614                   -           25,077
Due from affiliates                                  39,277               -             (39,277)               -
Other assets, net                                    14,531          24,192             (23,628)          15,095
                                                 -----------      ----------       -------------      ----------
     Total assets                                $1,311,661       $ 197,769        $   (160,134)      $1,349,296
                                                 ===========      ==========       =============      ===========
Current liabilities:
Bank overdrafts                                  $   12,907           $ 871        $          -       $   13,778
Current portion of long-term debt                     9,985           6,244              (6,244)           9,985
Accounts payable                                    387,782              70                   -          387,852
Accrued expenses                                     96,239         146,150            (118,266)         124,123
Other current liabilities                            44,262               -              (1,468)          42,794
                                                 -----------      ----------       -------------      -----------
   Total current liabilities                        551,175         153,335            (125,978)         578,532
Long-term debt                                      492,749         485,706            (485,706)         492,749
Due to affiliates                                         -           9,538              (9,538)               -
Other long-term liabilities                          36,366          23,091             (12,813)          46,644
Stockholder's equity (deficit)
Common Stock                                             54              10                 (10)              54
Additional paid-in capital                          275,654        (487,552)            487,552          275,654
Other                                                 2,460               -                   -            2,460
(Accumulated deficit) retained earnings             (46,797)         13,641             (13,641)         (46,797)
                                                 -----------      ----------       ------------       -----------
   Total stockholder's equity (deficit)             231,371        (473,901)            473,901          231,371
                                                 -----------      ----------       -------------      -----------
     Total liabilities and
        stockholder's equity                     $1,311,661       $ 197,769        $   (160,134)      $1,349,296
                                                 ===========      ==========       =============      ===========

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

                                                                                                                      Consolidated
                                                                        Advance                                         Advance
                                                                        Stores        Guarantor                         Stores
Twelve Week Period ended October 6, 2001 (unaudited)                    Company      Subsidiaries (a)  Eliminations     Company
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $   535,519    $     65,882      $     (2,608)   $   598,793
Cost of sales, including purchasing and warehousing costs                308,358          46,372                 -        354,730
                                                                     ------------   -------------     -------------   ------------
                Gross profit                                             227,161          19,510            (2,608)       244,063
Selling, general and administrative expenses                             198,509          10,577            (2,608)       206,478
                                                                     ------------   -------------     -------------   ------------
                 Operating income                                         28,652           8,933                 -         37,585
Other (expense) income :
   Interest expense                                                       (9,945)         (9,554)            9,996         (9,503)
   Equity in earnings of subsidiaries                                     (1,469)              -             1,469              -
   Other, net                                                                195           1,648            (1,578)           265
                                                                     ------------   -------------     -------------   ------------
                 Total other expense, net                                (11,219)         (7,906)            9,887         (9,238)
Income before provision for income taxes                                  17,433           1,027             9,887         28,347
Provision for income taxes                                                  (225)         (7,631)           (3,283)       (11,139)
                                                                     ------------   -------------     -------------   ------------
Net income (loss)                                                    $    17,208    $     (6,604)     $      6,604    $    17,208
                                                                     ============   =============     =============   ============


                                                                                                                      Consolidated
                                                                        Advance                                          Advance
                                                                        Stores        Guarantor                          Stores
Twelve Week Period ended October 7, 2000 (unaudited)                    Company      Subsidiaries (a)  Eliminations      Company
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $   479,911    $     75,639       $    (3,412)   $   552,138
Cost of sales, including purchasing and warehousing costs                276,353          51,882                 -        328,235
                                                                     ------------   -------------      ------------   ------------
                Gross profit                                             203,558          23,757            (3,412)       223,903
Selling, general and administrative expenses                             185,540          11,664            (3,412)       193,792
                                                                     ------------   -------------      ------------   ------------
                 Operating income                                         18,018          12,093                 -         30,111
Other (expense) income :
   Interest expense                                                      (11,889)        (12,561)           11,599        (12,851)
   Equity in earnings of subsidiaries                                     14,529               -           (14,529)             -
   Other, net                                                                330           1,976            (1,839)           467
                                                                     ------------   -------------      ------------   ------------
                 Total other expense, net                                  2,970         (10,585)           (4,769)       (12,384)
Income before benefit (provision) for income taxes                        20,988           1,508            (4,769)        17,727
(Provision) benefit for income taxes                                      (9,964)          7,068            (3,807)        (6,703)
                                                                     ------------   -------------      ------------   ------------
Income before extraordinary item                                          11,024           8,576            (8,576)        11,024
Extraordinary item, gain on debt extinguishment,
   net of $1,759 income taxes                                              2,933               -                 -          2,933
                                                                     ------------   -------------      ------------   ------------
Net income                                                           $    13,957    $      8,576       $    (8,576)   $    13,957
                                                                     ============   =============      ============   ============

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)


                                                                                                                       Consolidated
                                                                    Advance                                               Advance
                                                                    Stores          Guarantor                             Stores
Forty Week Period ended October 6, 2001 (unaudited)                 Company       Subsidiaries (a)     Eliminations       Company
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 1,708,949    $    235,719         $    (9,038)    $  1,935,630
Cost of sales, including purchasing and warehousing costs             982,810         168,477                   -        1,151,287
                                                                  ------------   -------------        ------------    -------------
                Gross profit                                          726,139          67,242              (9,038)         784,343
Selling, general and administrative expenses                          648,797          39,080              (9,038)         678,839
                                                                  ------------   -------------        ------------    -------------
                 Operating income                                      77,342          28,162                   -          105,504
Other (expense) income :
   Interest expense                                                   (37,119)        (36,812)             37,364          (36,567)
   Equity in earnings of subsidiaries                                  10,032               -             (10,032)               -
   Other, net                                                             490           5,863              (5,621)             732
                                                                  ------------   -------------        ------------    -------------
                 Total other expense, net                             (26,597)        (30,949)             21,711          (35,835)
Income (loss) before provision for income taxes                        50,745          (2,787)             21,711           69,669
Provision for income taxes                                             (8,223)         (6,544)            (12,380)         (27,147)
                                                                  ------------   -------------        ------------    -------------
Net income (loss)                                                 $    42,522    $     (9,331)        $     9,331     $     42,522
                                                                  ============   =============        ============    =============


                                                                                                                       Consolidated
                                                                    Advance                                               Advance
                                                                    Stores          Guarantor                             Stores
Forty Week Period ended October 7, 2000 (unaudited)                 Company       Subsidiaries (a)     Eliminations       Company
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 1,534,617    $    262,157         $    (9,404)    $  1,787,370
Cost of sales, including purchasing and warehousing costs             896,188         191,771                   -        1,087,959
                                                                  ------------   -------------        ------------    -------------
                Gross profit                                          638,429          70,386              (9,404)         699,411
Selling, general and administrative expenses                          585,152          42,119              (9,404)         617,867
                                                                  ------------   -------------        ------------    -------------
                 Operating income                                      53,277          28,267                   -           81,544
Other (expense) income :
   Interest expense                                                   (40,373)        (44,167)             40,375          (44,165)
   Equity in earnings of subsidiaries                                  22,642               -             (22,642)               -
   Other, net                                                             498           5,893              (5,530)             861
                                                                  ------------   -------------        ------------    -------------
                 Total other expense, net                             (17,233)        (38,274)             12,203          (43,304)
Income (loss) before (provision) benefit for income taxes              36,044         (10,007)             12,203           38,240
(Provision) benefit for income taxes                                  (12,188)         11,394             (13,590)         (14,384)
                                                                  ------------   -------------        ------------    -------------
Income before extraordinary item                                       23,856           1,387              (1,387)          23,856
Extraordinary item, gain on debt extinguishment,
   net of $1,759 income taxes                                           2,933               -                   -            2,933
                                                                  ------------   -------------        ------------    -------------
Net income                                                        $    26,789    $      1,387         $    (1,387)    $     26,789
                                                                  ============   =============        ============    =============

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

                                                                                                     Consolidated
                                                          Advance                                       Advance
                                                          Stores      Guarantor                         Stores
Forty Week Period ended October 6, 2001 (unaudited)       Company   Subsidiaries (a) Eliminations       Company
=================================================================================================================
Net cash provided by operating activities               $ 123,446      $   2,149      $        -      $ 125,595
                                                       ----------     ----------     -----------     ----------

Cash flows from investing activities:

  Purchases of property and equipment                     (45,711)        (3,839)              -        (49,550)
  Acquisition, net of cash acquired                       (21,472)             -               -        (21,472)
  Proceeds from sales of property and equipment             1,650            667               -          2,317
                                                       ----------     ----------     -----------     ----------
    Net cash used in investing activities                 (65,533)        (3,172)              -        (68,705)
                                                       ----------     ----------     -----------     ----------
Cash flows from financing activities:

  Decrease in bank overdrafts                              (1,919)          (871)            (66)        (2,856)
  Payment of note payable                                    (784)             -               -           (784)
  Borrowings under credit facilities                      171,400        171,400        (171,400)       171,400
  Payments on credit facilities                          (233,601)      (233,601)        233,601       (233,601)
  Equity impact of debt pushdown                                -         62,201         (62,201)             -
  Other                                                     2,860              -               -          2,860
                                                       ----------     ----------     -----------     ----------
    Net cash used in financing activities                 (62,044)          (871)            (66)       (62,981)
                                                       ----------     ----------     -----------     ----------
Net decrease in cash and cash equivalents                  (4,131)        (1,894)            (66)        (6,091)
Cash and cash equivalents, December 30, 2000               14,258          3,751               -         18,009
                                                       ----------    -----------     -----------     ----------
Cash and cash equivalents, October 6, 2001              $  10,127     $    1,857      $      (66)      $ 11,918
                                                       ==========    ===========     ===========     ==========

             Advance Stores Company, Incorporated and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

                                                                                                           Consolidated
                                                             Advance                                          Advance
                                                             Stores        Guarantor                          Stores
Forty Week Period ended October 6, 2001 (unaudited)          Company     Subsidiaries (a) Eliminations        Company
=======================================================================================================================
Net cash provided by (used in) operating activities          $  95,918      $     (56)       $   4,777        $ 100,639
                                                             ---------      ---------        ---------        ---------

Cash flows from investing activities:

  Purchases of property and equipment                          (39,664)        (7,219)              --          (46,883)
  Proceeds from sales of property and equipment                  3,580          1,197               --            4,777
                                                             ---------      ---------        ---------        ---------
    Net cash used in investing activities                      (36,084)        (6,022)              --          (42,106)
                                                             ---------      ---------        ---------        ---------
Cash flows from financing activities:

  Decrease in bank overdrafts                                   (7,445)          (173)              --           (7,618)
  Borrowing under note payable                                   1,555             --               --            1,555
  Early extinguishment of debt                                 (24,990)       (24,990)          24,990          (24,990)
  Borrowings under credit facilities                           191,200        191,200         (191,200)         191,200
  Payments on credit facilities                               (233,200)      (233,200)         233,200         (233,200)
  Proceeds from issuance of Class A common stock                 2,053             --               --            2,053
  Equity impact of debt pushdown                                    --         71,767          (71,767)              --
  Other                                                          6,243             --               --            6,243
                                                             ---------      ---------        ---------        ---------
    Net cash (used in) provided by financing activities        (64,584)         4,604           (4,777)         (64,757)
                                                             ---------      ---------        ---------        ---------
Net decrease in cash and cash equivalents                       (4,750)        (1,474)              --           (6,224)
Cash and cash equivalents, January 1, 2000                      18,315          4,262               --           22,577
                                                             ---------      ---------        ---------        ---------
Cash and cash equivalents, October 7, 2000                   $  13,565      $   2,788        $      --        $  16,353
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

          As of October 6, 2001, the Company had 1,791 stores in 38 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 430 independently owned dealer stores in 45 states operating under the "Western Auto" trade name (the "Wholesale" segment).

          On April 23, 2001, the Company completed its acquisition of Carport Auto Parts, Inc. ("Carport"). The acquisition included a net 30 retail stores located in Alabama and Mississippi, and substantially all of the assets used in Carport's operation. This acquisition makes the Company the largest retailer of automotive parts in the Alabama and Mississippi markets. The Carport locations have been converted to the Advance Auto Parts store format, which included a physical conversion, merchandise conversion and information systems conversion. The acquisition has been accounted for under the purchase method of accounting.

          On August 7, 2001, Holding signed a definitive agreement to acquire Discount Auto Parts, Inc. ("Discount") in a merger transaction (the "Discount Merger"). Discount shareholders will receive $7.50 per share in cash plus 0.2577 shares of common stock in the combined company, collectively Advance Auto Parts, Inc. ("Advance"), for each share of Discount stock. Accordingly, upon consummation of the merger, Discount shareholders will own approximately 13% of the total shares outstanding of Advance. On August 31, 2001, the Company filed a registration statement on behalf of Advance covering the shares to be issued to Discount shareholders, which will result in Advance Auto Parts, Inc. becoming a publicly traded company.

          As of August 28, 2001, Discount operated approximately 668 retail auto parts stores in Florida, Georgia, South Carolina, Alabama, Louisiana and Mississippi. Together, the combined company will operate over 2,400 stores and anticipates generating over $3.0 billion in revenues. Additionally, the combined company's EBITDA would have been approximately $248.0 million, not including approximately $30.0 million in anticipated purchasing, distribution and other expense synergies. The merger will be accounted for under the purchase method of accounting.

          Additionally through its restructuring program, the Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the forty weeks ended October 6, 2001 the Company closed three stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 33 additional stores not meeting profitability objectives, 25 of which were closed or relocated as of October 6, 2001.

          The following discussion of the consolidated historical results of operations and financial condition of the Company should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The Company's first quarter consists of 16 weeks and its other three quarters consist of 12 weeks each.

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


                                                         Twelve Week Periods Ended      Forty Week Periods Ended
                                                          (dollars in thousands)         (dollars in thousands)
                                                                (unaudited)                    (unaudited)
                                                        ---------------------------   ---------------------------
                                                         October 6,     October 7,     October 6,     October 7,
                                                            2001           2000           2001          2000
                                                        ------------   ------------   ------------   ------------
Net sales                                                $  598,793    $   552,138    $ 1,935,630    $ 1,787,370
Cost of sales                                               354,730        328,235      1,151,287      1,087,959
                                                         ----------    -----------    -----------    -----------
Gross profit                                                244,063        223,903        784,343        699,411
Selling, general and administrative expenses                204,593        193,505        674,758        616,155
Non-cash and other employee compensation                      1,885            287          4,081          1,712
                                                         ----------    -----------    -----------    -----------
Operating income                                             37,585         30,111        105,504         81,544
Interest expense                                             (9,503)       (12,851)       (36,567)       (44,165)
Other income, net                                               265            467            732            861
Provision for income taxes                                  (11,139)        (6,703)       (27,147)       (14,384)
                                                         ----------    -----------    -----------    -----------
Income before extraordinary item                             17,208         11,024         42,522         23,856
Extraordinary item, gain on debt extinguishment,
     net of $1,759 income taxes                                  --          2,933             --          2,933
                                                         ----------    -----------    -----------    -----------
Net income                                               $   17,208    $    13,957    $    42,522    $    26,789
                                                         ==========    ===========    ===========    ===========

                                                         Twelve Week Periods Ended      Forty Week Periods Ended
                                                                (unaudited)                    (unaudited)
                                                        ---------------------------   ---------------------------
                                                         October 6,     October 7,     October 6,     October 7,
                                                            2001           2000           2001          2000
                                                        ------------   ------------   ------------   ------------
Net sales                                                     100.0 %        100.0 %        100.0 %        100.0 %
Cost of sales                                                  59.2           59.4           59.5           60.9
                                                         ----------    -----------    -----------    -----------
Gross profit                                                   40.8           40.6           40.5           39.1
Selling, general and administrative expenses                   34.2           35.0           34.9           34.5
Non-cash and other employee compensation                        0.3            0.1            0.2            0.1
                                                         ----------    -----------    -----------    -----------
Operating income                                                6.3            5.5            5.4            4.5
Interest expense                                               (1.6)          (2.3)          (1.9)          (2.5)
Other income, net                                               0.1             --            0.1            0.1
Provision for income taxes                                     (1.9)          (1.2)          (1.4)          (0.8)
                                                         ----------    -----------    -----------    -----------
Income before extraordinary item                                2.9            2.0            2.2            1.3
Extraordinary item, gain on debt extinguishment,
     net of $1,759 income taxes                                  --            0.5             --            0.2
                                                         ----------    -----------    -----------    -----------
Net income                                                      2.9 %          2.5 %          2.2 %          1.5 %
                                                         ==========    ===========    ===========    ===========


        Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales, net sales for Wholesale and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. The Company does not include the Service Stores in the comparable store net sales calculation.

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

Twelve Weeks Ended October 6, 2001 Compared to Twelve Weeks Ended October 7,
2000

          Net sales for the twelve weeks ended October 6, 2001 were $598.8 million, an increase of $46.7 million or 8.4% over net sales for the twelve weeks ended October 7, 2000. Net sales for the Retail segment increased $52.7 million or 10.0%. The net sales increase for the Retail segment was due to an increase in the comparable store sales and contributions from new stores opened within the last year. The comparable store sales increase of 7.1% was primarily a result of growth in both the DIY and DIFM market segments. Comparable store sales increased 4.0% for the twelve weeks ended October 7, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased $6.0 million or 24.5% reflecting the continued decline of this segment due to increased competition coupled with a decline in the number of independently owned dealer stores.

          During the twelve weeks ended October 6, 2001, the Company opened 30 new stores, relocated six stores and closed four stores, bringing the total retail stores to 1,791. During the third quarter of fiscal 2001, the Company had 1,195 stores participating in its commercial delivery program, as a result of consolidating five stores during the twelve week period ended October 6, 2001.

          Gross profit for the twelve weeks ended October 6, 2001 was $244.1 million or 40.8% of net sales, as compared to $223.9 million or 40.6% of net sales in the twelve weeks ended October 7, 2000. The increase in gross profit percentage is reflective of a positive shift in product mix partially offset by higher inventory shrinkage. The gross profit for the Retail segment was $241.0 million or 41.5% of net sales for the twelve week period ended October 6, 2001, as compared to $219.7 million or 41.7% of net sales for the twelve week period ended October 7, 2000.

          Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $204.6 million or 34.2% of net sales for the twelve week period ended October 6, 2001, from $193.5 million or 35.0% of net sales for the twelve week period ended October 7, 2000. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to decreased medical claims and lower depreciation as a percentage of sales compared to the prior quarter.

          EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $56.0 million in the twelve week period ended October 6, 2001 or 9.4% of net sales, as compared to $46.6 million or 8.4% of net sales in the twelve week period ended October 7, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

          Interest expense in the twelve weeks ended October 6, 2001 was $9.5 million or 1.6% of net sales, as compared to $12.9 million or 2.3% of net sales in the twelve week period ended October 7, 2000. Interest expense decreased as a result of an overall reduction in average borrowings and a decrease in interest rates for the twelve weeks ended October 6, 2001 as compared to the twelve weeks ended October 7, 2000.

          Income tax expense for the twelve weeks ended October 6, 2001 was $11.1 million compared to $6.7 million in the twelve weeks ended October 7, 2000. This increase was primarily due to the increase in income before taxes for the twelve weeks ended October 6, 2001 as compared to the twelve weeks ended October 7, 2000.

          The Company recorded net income of $17.2 million for the twelve weeks ended October 6, 2001, as compared to $14.0 million for the twelve week period ended October 7, 2000. As a percentage of sales, net income for the twelve week period ended October 6, 2001 was 2.9% as compared to 2.5% for the twelve week period ended October 7, 2000.

Forty Weeks Ended October 6, 2001 Compared to Forty Weeks Ended October 7, 2000

          Net sales for the forty weeks ended October 6, 2001 were $1,935.6 million, an increase of $148.3 million or 8.3% over net sales for the forty weeks ended October 7, 2000. Net sales for the Retail segment increased $168.0 million or 10.0%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 6.5% and contributions from new stores opened within the last year. The comparable store sales increase of 6.5% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores. Comparable store sales increased 3.8% for the forty weeks ended October 7, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased $19.7 million or 19.8%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the number of independently owned dealer stores.

          During the forty weeks ended October 6, 2001, the Company opened 83 new stores, relocated 15 stores and closed 21 stores, bringing the total retail stores to 1,791. The Company has 1,195 stores participating in its commercial delivery program, as a result of consolidating 15 stores during the forty weeks ended October 6, 2001.

          Gross profit for the forty weeks ended October 6, 2001 was $784.3 million or 40.5% of net sales, as compared to $699.4 million or 39.1% of net sales in the forty weeks ended October 7, 2000. The increase in the gross profit percentage is reflective of an $8.3 million net gain recorded as a reduction to cost of sales during the first quarter of fiscal 2001 as a result of a vendor settlement. The remaining increase in the gross profit percentage is reflective of a positive shift in product mix. The gross profit for the Retail segment was $773.6 million or 41.7% of net sales for the forty week period ended October 6, 2001, as compared to $687.6 million or 40.7% of net sales for the forty week period ended October 7, 2000.

          Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $674.8 million or 34.9% of net sales for the forty week period ended October 6, 2001, from $616.2 million or 34.5% of net sales for the forty week period ended October 7, 2000. Selling, general and administrative expenses have increased due to closed store expenses associated with the decision to close certain store locations not meeting profitability objectives and the write down of an administrative facility obtained in the Western Merger totaling $5.1 million. Additionally, as a percentage of sales, the increase in selling, general and administrative expenses is attributable to the investment in store personnel since the prior year comparable period.

          EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $163.2 million in the forty week period ended October 6, 2001 or 8.4% of net sales, as compared to $133.9 million or 7.5 % of net sales in the forty week period ended October 7, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. The Company's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

          Interest expense for the forty week period ended October 6, 2001 was $36.6 million or 1.9% of net sales, as compared to $44.2 million or 2.5% of net sales for the forty week period ended October 7, 2000. The decrease in interest expense is a result of the reduction in net outstanding borrowings as well as a decrease in interest rates over the similar period of fiscal year 2000.

          Income tax expense for the forty weeks ended October 6, 2001 was $27.1 million compared to $14.4 million in the forty weeks ended October 7, 2000. This increase was primarily due to an increase in income before taxes for the forty week period ended October 6, 2001 as compared to the forty week period ended October 7, 2000.

          As a result of the above factors, the Company recorded net income of $42.5 million for the forty week period ended October 6, 2001, as compared to $26.8 million for the forty week period ended October 7, 2000. As a percentage of sales, net income for the forty week period ended October 6, 2001 was 2.2% as compared to 1.5% for the forty week period ended October 7, 2000.

Liquidity and Capital Resources

          The Company believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of October 6, 2001, the Company had outstanding indebtedness consisting of $169.5 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $260.3 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

          The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under portions of the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. The Company was in compliance with the above covenants under the Credit Facility as of October 6, 2001. As of October 6, 2001, $108.6 million was available under these facilities. The Company intends to use borrowings under the Credit Facility, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

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

          In connection with the Discount Merger, the Company has obtained financing commitments to fund the cash portion of consideration to be paid to Discount shareholders and in-the-money option holders, refinance its existing Credit Facility, repay Discount's indebtedness and premiums ($210.8 million at August 28, 2001 plus repayment premiums of $6.3 million), purchase Discount's Gallman distribution facility from the lessor (approximately $34.0 million) and pay approximately $35.0 million in related transaction fees and expenses. The financing has been secured in the form of senior subordinated notes and the refinancing of the Credit Facility, which is described below.

          On October 31, 2001, the Company finalized its offering of $200.0 million in senior subordinated notes (the "Notes") offered at an issue price of 92.802%, yielding gross proceeds of approximately $185.6 million. The Notes mature on April 15, 2008 and bear interest at 10.25% payable semi-annually on April 15 and October 15. The Notes will be fully and unconditionally guaranteed on a unsecured senior subordinated basis by each of the Company's existing and future restricted subsidiaries that guarantees any indebtedness of the Company or any other restricted subsidiary. The Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2003, in cash at the redemption prices described in the offering plus accrued and unpaid interest and liquidating damages, if any, at the redemption date. The Notes also contain certain covenants that will limit, among other things, the Company and its subsidiaries ability to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries, redeem subordinated debt, sell assets, enter into any agreements that restrict dividends from restricted subsidiaries and enter into certain mergers or consolidations.

          Additionally, the Company has received a binding commitment, subject to customary conditions, for a new senior credit facility (the "Facility") consisting of (1) a $180.0 million tranche A term loan facility due 2006 and a $305.0 million tranche B term loan facility due 2007 and (2) a $160.0 million revolving credit facility (including a letter of credit subfacility). The Facility will be jointly and severally guaranteed by all of the Company's domestic subsidiaries (including Discount and its subsidiaries) and Advance and will be secured by substantially all of the Company's assets, the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries), as well as the assets of Advance. Upon the closing of the Discount Merger, the Company expects to borrow the $485.0 million under the tranche A and tranche B term loan facilities and also anticipates borrowing approximately $10.0 million under the revolving credit facility to fund the merger. In addition, we expect to have approximately $18.0 million in letters of credit outstanding at the closing, which will reduce availability under the revolving credit facility to approximately $132.0 million.

     The Company's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $150,000 per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open approximately 110 new stores through internal growth or strategic acquisitions during fiscal 2001, of which 83 have been opened or acquired as of October 6, 2001.

          Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings.

          As a result of the Western Merger and the Carport acquisition, the Company closed certain Advance Auto Parts stores in overlapping markets or stores not meeting profitability objectives. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger and Carport acquisition also resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. As of October 6, 2001, these reserves had a remaining balance of $9.6 million. In addition, the Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western. At October 6, 2001, the total liability for the restructuring and deferred compensation plans was $1.8 million and $4.3 million, respectively, of which $0.9 million and $1.2 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by the plan participants, primarily former Western employees, which can be changed upon 12 months' notice.

          For the forty weeks ended October 6, 2001, net cash provided by operating activities was $125.6 million. Of this amount, $42.5 million was provided by net income. Depreciation and amortization provided an additional $53.6 million, amortization of deferred debt issuance costs provided $2.3 million and $27.2 million was provided as a result of a net decrease in working capital and other. Net cash used for investing activities was $68.7 million and was comprised primarily of capital expenditures and the purchase of net assets related to the Carport acquisition. Net cash used in financing activities was $63.0 million and was comprised primarily of payments on the Credit Facility.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. The Company's exposure to interest rate risk decreased during the first three quarters of fiscal 2001 due to decreased interest rates and reduced variable rate debt.

        The Company's fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes. The Company's variable rate debt relates to borrowings under the Credit Facility and the IRB. The Company's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

        The table below presents principal cash flows and related weighted average interest rates on the Company's long-term debt at October 6, 2001 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at October 6, 2001. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                             Fair
                                    Fiscal      Fiscal     Fiscal     Fiscal       Fiscal                                   Market
                                     2001        2002       2003       2004         2005       Thereafter      Total        Value
                                   --------    --------   --------   --------     --------    ------------    --------     --------
                                                                     (dollars in thousands)
Long-term debt:
    Fixed rate..................    $    -      $      -   $    -     $      -    $     -      $ 169,450      $169,450     $158,436
    Weighted average
        interest rate...........         -             -        -            -          -           10.3%         10.3%
    Variable rate...............    $    -      $ 12,000   $4,000     $191,267    $60,000      $   3,032      $270,299     $270,299
    Weighted average
        interest rate...........       4.6%          5.0%     6.3%         7.4%       8.1%           8.3%          5.9%

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

          Coalition for a Level Playing Field, et. al. v. AutoZone, Inc. et. al, Case No.00-0953 in and for the United District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit in the United States District for the Eastern District of New York against various automotive retailers. In March 2000, Advance was notified that it had been named in the lawsuit. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The defendants, including Advance, led a motion to dismiss in late October 2000. The plaintiffs filed their response to such motion to dismiss in January 2001 and the defendants have filed a response to the plaintiffs' responsive pleadings. Any discovery would follow after disposition by the court of such motion to dismiss. Advance believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

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


                            ADVANCE STORES COMPANY, INCORPORATED
                            a Virginia corporation


November 8, 2001              By: /s/ Jimmie L. Wade
                                 -----------------------------------------------
                                 Jimmie L. Wade
                                 President and Chief Financial Officer
                                 (as principal executive and accounting officer)