Form 10-K
period 2001-12-29
ADVANCE STORES CO INC
filed 2002-03-27
CIK 1061890

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                 -------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 29, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from___________ to __________ .

                       Commission file number 333-56013

                                 -------------

                     ADVANCE STORES COMPANY, INCORPORATED
            (Exact name of registrant as specified in its charter)

                          Virginia                     54-0118110
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification No.)

                     5673 Airport Road
                     Roanoke, Virginia                    24012
          (Address of Principal Executive Offices)     (Zip Code)

                                (540) 362-4911
             (Registrant's telephone number, including area code)

                                 -------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None

                                 -------------

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

   As of March 20, 2002, the registrant had outstanding 538 shares of Class A Common Stock, par value $100 per share (the only class of common equity of the registrant outstanding). The registrant's Class A Common Stock is held by one shareholder and is not publicly traded. As a result, the aggregate market value of the Class A Common Stock cannot be determined.

                     Documents Incorporated by Reference:

                                     None


================================================================================

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
Part I.

   Item 1.   Business..................................................................   1

   Item 2.   Properties................................................................  14

   Item 3.   Legal Proceedings.........................................................  15

   Item 4.   Submission of Matters to a Vote of Security Holders.......................  16

Part II.

   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.  17

   Item 6.   Selected Financial Data...................................................  17

   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations..............................................................  21

   Item 7a.  Quantitative and Qualitative Disclosures About Market Risks...............  38

   Item 8.   Financial Statements......................................................  38

   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..............................................................  38

Part III.

   Item 10.  Directors and Executive Officers of the Registrant........................  39

   Item 11.  Executive Compensation....................................................  45

   Item 12.  Security Ownership of Certain Beneficial Owners and Management............  48

   Item 13.  Certain Relationships and Related Transactions............................  48

Part IV.

   Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K............  52

                          FORWARD-LOOKING STATEMENTS

   Certain statements in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are usually identified by the use of words such as "will," "anticipates," "believes," "estimates," "expects," "projects," "forecasts," "plans," "intends," "should" or similar expressions. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this statement for purposes of complying with these safe harbor provisions.

   These forward-looking statements reflect current views about our plans, strategies and prospects, which are based on the information currently available and on current assumptions.

   Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

   .   our ability to expand our business;

   .   the implementation of our business strategies and goals;

   .   integration of our previous and future acquisitions;

   .   a decrease in demand for our products;

   .   competitive pricing and other competitive pressures;

   .   our relationships with our vendors;

   .   deterioration in general economic conditions;

   . our ability to meet debt obligations and adhere to the restrictions and covenants imposed under our debt instruments; and

   . other statements that are not of historical fact made throughout this report, including in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

   We assume no obligations to update publicly and forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the Securities and Exchange Commission, and you should not place undue reliance on those statements.

                                    PART I

Item 1.  Business.

   Unless the context otherwise requires, "Advance," "we," "us," "our," and similar terms refer to Advance Stores Company, Incorporated, it subsidiaries and their respective operations. Unless the context otherwise requires, "Advance Auto" shall refer to Advance Auto Parts, Inc. and its predecessor, Advance Holding Corporation, or Advance Holding which owns 100% of Advance. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31 of each year.

Overview

   We are the second largest specialty retailer of automotive parts, accessories and maintenance items to "do-it-yourself", or DIY, customers in the United States, based on store count and sales. We are the largest specialty retailer of automotive products in the majority of the states in which we currently operate, based on store count. We had 2,444 stores operating under the "Advance Auto Parts" and "Discount Auto Parts" trade names in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States at December 29, 2001. In addition, as of that date, we had 40 stores operating under the "Western Auto" trade name located in Puerto Rico, the Virgin Islands and California. Our stores offer a broad selection of brand name and private label automotive products for domestic and imported cars and light trucks. Our stores average approximately 7,500 square feet in size and carry between 16,000 and 21,000 stock keeping units, or SKUs. We also offer approximately 105,000 additional SKUs that are available on a same day or overnight basis through our Parts Delivered Quickly, or PDQ(R), distribution systems. In addition to our DIY business, we serve "do-it-for-me", or DIFM, customers via sales to commercial accounts. Sales to DIFM customers represented approximately 15% of our retail sales in 2001. We also operate a wholesale distribution network, which offers automotive parts, accessories and certain other merchandise to approximately 470 independently-owned dealer stores in 44 states. Our wholesale operations accounted for approximately 3.9% of our net sales in 2001.

   Since 1997, we have achieved significant growth through a combination of comparable store sales growth, new store openings, increased penetration of our commercial delivery program and strategic acquisitions. From 1997 through 2001, we:

   .   increased our store count at year-end from 814 to 2,484;

   . achieved positive comparable store sales growth in every quarter and averaged 6.9% annually;

   . increased our net sales at a compound annual growth rate of 38.8%, from $848.1 million to $3.1 billion (pro forma for the Discount acquisition); and

   . increased our EBITDA, as adjusted (see Item 6. Selected Financial Data), at a compound annual growth rate of 39.9%, from $68.4 million to $261.9 million (pro forma for the Discount acquisition).

   In 2001, our comparable store sales growth was 6.2%. In addition, our EBITDA, as adjusted (see Item 6. Selected Financial Data), for 2001 increased 23.4%, to $199.7 million from $161.9 million for 2000.

   We believe that our sales growth has exceeded the industry average as a result of our industry leading selection of quality brand name and private label products at competitive prices, our strong name recognition and our high levels of customer service. In addition, we believe our large size provides numerous competitive advantages over smaller retail chains and independent operators, which together generate the majority of the sales in the automotive aftermarket industry. These advantages include: (1) greater product availability; (2) purchasing, distribution and marketing efficiencies; (3) a greater number of convenient locations with longer store hours; and (4) the ability to invest heavily in employee training and information systems.

Industry

   We operate within the large and growing U.S. automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). Based on data from the U.S. Department of Commerce, sales in the automotive aftermarket industry (excluding tires and labor costs) increased at a compound annual growth rate of 6.0%, between 1991 and 2000 from approximately $58 billion to $98 billion.

   The automotive aftermarket industry is generally grouped into two major categories, DIY and DIFM. From 1991 to 2000, the DIY category grew at a 5.8% compound annual growth rate from $22 billion to $36 billion. This category represents sales to consumers who maintain and repair vehicles themselves. We believe this category is characterized by stable, recession-resistant demand because the DIY customer is more likely to delay a new vehicle purchase during a recession. In addition, in difficult economic times, we believe people tend to drive more and use air travel less. From 1991 to 2000, the DIFM category grew at a 6.0% compound annual growth rate, from $36 billion to $62 billion. This category represents sales to professional installers, such as independent garages, service stations and auto dealers. DIFM parts and services are typically offered to vehicle owners who are less price sensitive or who are less inclined to repair their own vehicles.

   We believe the U.S. automotive aftermarket industry will continue to benefit from several favorable trends, including the:

   . increasing number and age of vehicles in the United States, increasing number of miles driven annually, increasing number of cars coming off of warranty, particularly leased vehicles;

   . higher cost of replacement parts as a result of technological changes in recent models of vehicles and increasing number of light trucks and sport utility vehicles that require more expensive parts, resulting in higher average sales per customer; and

   . continued consolidation of automotive aftermarket retailers, resulting in a reduction in the number of stores in the marketplace and enhanced profitability and returns on capital.

   We believe these trends will continue to support strong comparable store sales growth in the industry.

   We compete in both the DIY and DIFM categories of the automotive aftermarket industry. Our primary competitors include national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products. Although the number of competitors and level of competition vary by market, both the DIY and DIFM categories are highly fragmented and generally very competitive. However, as the number of automotive replacement parts has proliferated, we believe discount stores and mass merchandisers have had increasing difficulties in maintaining a broad inventory selection and providing the service levels that DIY customers demand. We believe this has created a strong competitive advantage for specialty automotive parts retailers, like us, that have the distribution capacity, sophisticated information systems and knowledgeable sales staff needed to offer a broad inventory selection to DIY customers. As a result, according to Lang Marketing Resources, a market research firm, specialty automotive parts retailers have increased their market share of DIY sales significantly from approximately 26% in 1990 to 41% in 2000, primarily by taking market share from discount stores and mass merchandisers.

History

   We were formed in 1929 and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of strong comparable store sales growth, new store openings and strategic acquisitions. In 1996, we began to aggressively expand our sales to DIFM customers by implementing a commercial delivery program. Our commercial delivery program includes marketing that is specifically designed to attract DIFM customers and consists of the delivery of automotive parts and accessories to professional installers, such as independent garages, service stations and auto dealers.

   The Recapitalization. In April 1998, Freeman Spogli & Co. and Ripplewood Partners, L.P. acquired a majority ownership interest in Advance Auto through a recapitalization. Freeman Spogli & Co. and Ripplewood purchased an 80% ownership interest in Advance Auto, and our management purchased a 6% ownership interest. In the recapitalization, Nicholas F. Taubman and the Arthur Taubman Trust, Advance Auto's existing shareholders, retained a 14% ownership interest in Advance Auto.

   Western Acquisition. In November 1998, we acquired Western from Sears, Roebuck and Co. Western operated over 600 stores under the "Parts America" and "Western Auto" trade names, as well as a wholesale distribution network. As consideration, Sears received approximately 11.5 million shares of Advance Auto common stock, which was valued at $193 million, and $185 million in cash. In addition, Freeman Spogli & Co., Ripplewood, Nicholas F. Taubman and the Arthur Taubman Trust made an additional $70 million equity investment in Advance Auto to fund a portion of the purchase price. The remaining cash portion of the purchase price was funded through additional borrowings under our prior credit facility.

   Carport Acquisition. In April 2001, we acquired the assets of Carport, including 30 stores, net of closures, in Alabama and Mississippi. The acquisition made us the market leader in Alabama and continued our new store development program in Alabama and Mississippi without adding new stores to the market.

   Discount Acquisition. In November 2001, we acquired Discount, which was the fifth largest specialty retailer of automotive products to both DIY and DIFM customers in the United States, based on store count. At November 28, 2001, Discount had 671 stores operating under the "Discount Auto Parts" trade name in six states, with 437 stores in Florida, 120 stores in Georgia, 46 stores in Louisiana, 42 stores in Mississippi, 19 stores in Alabama and seven stores in South Carolina. For 2001, Discount generated net sales and EBITDA of $661.7 million and $65.7 million. Since Discount's inception in 1971, members of the Fontaine family, including Herman Fontaine, Denis L. Fontaine and Peter J. Fontaine, have managed Discount and played key roles in formulating and carrying out its business strategies. Peter J. Fontaine, who has been with Discount for over 26 years and previously served as Chief Operating Officer, was elected as President and Chief Executive Officer in 1994 and continued to hold the position of Chief Executive Officer until January 2002. At the closing of the Discount acquisition, Peter J. Fontaine became a member of Advance Auto's board of directors.

   Our combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of our retail operations operating under the trade names "Advance Auto Parts" and "Discount Auto Parts" in the United States and "Western Auto" in Puerto Rico, the Virgin Islands and one store in California. Our wholesale segment includes the wholesale distribution network acquired in the Western merger.

Benefits of the Discount Acquisition

   As a result of our successful integration of prior acquisitions, we believe that we have established a proven model that will enable us to integrate Discount successfully. Our integration of Western included the conversion of the acquired stores, net of closures, to the Advance Auto Parts format and name, and the addition of 39 Western Auto stores located primarily in Puerto Rico and the Virgin Islands and a wholesale distribution network that supplies independent dealer stores that license the "Western Auto" trade name. We converted successfully the 545 Parts America stores in 11 months, more than six months ahead of our schedule, including physical renovation, store systems conversions and inventory mix changes. Largely due to increasing economies of scale that we were able to obtain primarily from existing vendors following this acquisition, we increased our gross margin on a company-wide basis from 36.4% for 1999 to 39.2% for 2000. In April 2001, we acquired 30 Carport stores, net of closures, in Alabama and Mississippi. The conversion of Carport stores to the Advance Auto Parts format and name, which began in late May, was completed in six weeks. Comparable store sales growth for these stores was 26.6% for the period from the end of the conversion on July 7, 2001 through December 29, 2001.

   We expect to realize the following benefits from our acquisition of Discount:

   Strengthened Position within Target Markets. Our acquisition of Discount has provided us with the leading market position in Florida, where Discount had 437 stores at November 28, 2001, which is especially attractive due to the state's strong DIY customer demographics. The Florida market has a favorable climate that allows for year-round maintenance and repair of vehicles, has a population growth rate that exceeds the national average and is ranked third in the United States in terms of registrations of cars and light trucks. This acquisition also further solidified our leading position throughout the Southeast. At November 28, 2001, Discount had an additional 234 stores in five other Southeastern states in which we currently operate and which are part of our core markets.

   Improved Purchasing, Distribution and Administrative Efficiencies. We expect to achieve ongoing purchasing, distribution and administrative savings as a result of the Discount acquisition. Purchasing savings will be derived primarily through economies of scale. We also expect to achieve significant savings from the optimization of our combined distribution network, including more efficient capacity utilization at Discount's Mississippi distribution center, and from the reduction of overlapping administrative functions. During 2002, we expect these savings to result in approximately $30 million of incremental EBITDA, excluding one-time integration expenses.

   Opportunity to Increase Discount's Store Sales. We plan to increase Discount's store sales by, among other things, (1) re-merchandising stores to increase parts availability and in-stock position, (2) increasing customer service and improving store execution through staffing and training initiatives, (3) enhancing existing commercial delivery programs and selectively adding new programs and (4) refurbishing the store layout and appearance.

Competitive Strengths

   We believe our competitive strengths include the following:

   Leading Market Position. We are the second largest specialty retailer of automotive products to DIY customers in the United States, based on store count and sales. Our acquisition of Discount further solidified this position and provides us with additional critical mass in our existing markets, particularly in the rapidly growing Southeast. We enjoy significant competitive advantages over smaller retail chains and independent operators. We believe we have strong brand recognition and customer traffic in our stores as a result of our number one position in the majority of our markets, based on store count, and our significant marketing activities. In addition, we have purchasing, distribution and marketing efficiencies due to our economies of scale. As the number of makes and models of vehicles continues to increase, we believe we will continue to have a significant competitive advantage, as many of these competitors may not have the resources, including management information systems, purchasing power or distribution capabilities, required to stock and deliver a broad selection of brand name and private label automotive products at competitive prices.

   Industry Leading Selection of Quality Products. We offer one of the largest selections of brand name and private label automotive parts, accessories and maintenance items in the automotive aftermarket industry. Our stores carry between 16,000 and 21,000 in-store SKUs. We also offer approximately 105,000 additional SKUs that are available on a same-day or overnight basis through our PDQ(R) distribution systems, including harder-to-find replacement parts, which typically carry a higher gross margin. During 2000, we initiated a local area warehouse concept that utilizes existing space in selected stores to ensure the availability of certain PDQ items on a same-day basis. On average, a local area warehouse carries between 7,500 and 12,000 SKUs. In addition, our proprietary electronic parts catalog enables our sales associates to identify an extensive number of applications for the SKUs that we carry, as well as parts that are required for or complementary to these applications. We believe that our ability to deliver an aggregate of approximately 120,000 SKUs, as well as the capabilities provided by our electronic parts catalog, are highly valued by our customers and differentiate us from our competitors, particularly mass merchandisers.

   Superior Customer Service. We believe that our customers place significant value on our well-trained sales associates, who offer knowledgeable assistance in product selection and installation, and that this differentiates us from mass merchandisers. We invest substantial resources in the recruiting and training of our employees and provide formal classroom workshops, seminars and Automotive Service Excellence(TM) certification to build technical, managerial and customer service skills. In addition, we enhanced our human resources management capabilities in 2000 by hiring an experienced senior vice president of human resources and by introducing new training programs and human resource systems in order to increase employee retention. As a result of these initiatives, our number of retained employees at December 29, 2001 increased 3.1% when compared with the number retained during 2000. We believe that higher employee retention levels lead to increased customer satisfaction and higher sales, and differentiate us from mass merchandisers.

   Experienced Management Team with Proven Track Record. The 18 members of our senior management team have an average of 15 years experience with us and 17 years in the industry and successfully have grown our company to the second largest specialty retailer of automotive products in the United States. Our management team has accomplished this using a disciplined strategy of growing comparable store sales, opening new stores and making selective acquisitions. Through the 545-store acquisition of Western Auto in November 1998 and the 30-store acquisition of Carport in April 2001, this team has demonstrated its ability to integrate efficiently and successfully both large and small acquisitions. We intend to leverage this experience as we integrate Discount. In addition, the Discount acquisition provided us with access to a pool of talented managers. In particular, Peter Fontaine, the former Chairman and CEO of Discount, became a member of Advance Auto's board of directors upon the closing of the Discount acquisition.

Growth Strategy

   Our growth strategy consists of the following:

   Increase Our Comparable Store Sales. We have been an industry leader in comparable store sales over the last five years, averaging 6.9% annually. We plan to increase our comparable store sales in both the DIY and DIFM categories by, among other things, (1) implementing merchandising and marketing initiatives, (2) investing in store-level systems to enhance our ability to recommend complementary products in order to increase sales per customer,
(3) refining our store selection and in-stock availability through customized assortments and other supply chain initiatives, (4) continuing to increase customer service through store staffing and retention initiatives and (5) increasing our commercial delivery sales by focusing on key customers to grow average sales per truck. In particular, we intend to continue to make the necessary investments in several applications that are critical to improving our customer service and in-stock availability. We have established strong inventory management systems at the store and distribution center level and in 2001 began to implement a fully-integrated point-of-sale system and electronic parts catalog.

   Continue to Enhance Our Margins. We have improved our EBITDA margin by 241 basis points from 5.5% in 1999 to 7.9% in 2001. In addition to driving operating margin expansion via improved comparable store sales, we will continue to focus on increasing margins by: (1) improving our purchasing efficiencies with vendors; (2) optimizing our supply chain infrastructure and existing distribution network; and (3) leveraging our overall scale to reduce other operating expenses as a percentage of sales. Following a comprehensive review of our supply chain infrastructure, we have identified specific cost savings and opportunities to improve inventory turns. As a result, we believe we can increase supply chain efficiencies through selective facility rationalization, such as our recent decision to close our Jeffersonville, Ohio facility, more efficient truck scheduling and routing and better utilization of custom inventory mixes.

   Increase Return on Capital. We believe we can increase our return on capital successfully by (1) leveraging our supply chain initiatives to increase inventory turns, (2) further extending payment terms with our vendors and (3) generating strong comparable store sales as well as increasing our margins. In addition, we believe we can drive return on capital by expanding our store base in existing markets selectively. Based on our experience, such in-market openings provide higher returns on our invested capital by enabling us to leverage our distribution infrastructure, marketing expenditures and local management resources. We intend to add stores in existing markets, including
100 to 125 stores in 2002 through new store openings and selective acquisitions.

   Successfully Integrate Discount. Our management team has developed a detailed strategy to integrate Discount, including: (1) re-merchandising stores to increase parts availability and in-stock position; (2) increasing purchasing efficiencies; (3) leveraging distribution and administrative costs; and (4) enhancing existing commercial delivery programs and selectively adding programs to Discount stores. We plan to convert all of Discount's stores to the Advance Auto Parts store format and name. We have prepared a systematic integration plan that includes separate timetables for stores located inside and outside of Florida. We plan to convert all Discount stores that are located outside of Florida to Advance Auto Parts stores by the end of 2002.

During this period, Discount stores that are located in Florida will be refurbished and converted to our systems and merchandising plans, with complete conversions to Advance Auto Parts stores, including name change and store format remodeling, phased in over the next three to four years. We believe that Discount's geographic store concentration and our use of dedicated integration teams will result in minimal disruption of the combined business.

Retail Store Operations

   Advance Operations. The retail store is the focal point of our operations. Our stores generally are located in free-standing buildings in high traffic areas with good visibility and easy access to major roadways. Our stores typically range in size from 5,000 to 10,000 square feet with an average of approximately 7,500 square feet, and offer between 16,000 and 21,000 SKUs. We also offer approximately 105,000 additional SKUs that are available on a same day or overnight basis through our PDQ(R) and Master PDQ(R) systems, including harder-to-find replacement parts, which typically carry a higher gross margin. During 2000, we initiated a local area warehouse concept that utilizes existing space in selected stores to ensure the availability of certain PDQ(R) items on a same-day basis. On average, a local area warehouse carries between 7,500 and 12,000 SKUs. In addition, our proprietary electronic parts catalog enables our sales associates to identify an extensive number of applications for the SKUs that we carry, as well as parts that are required for or complementary to such applications. Replacement parts sold at our stores include brake shoes, brake pads, belts, hoses, starters, alternators, batteries, shock absorbers, struts, CV half shafts, carburetors, transmission parts, clutches, electronic components, suspension parts, chassis parts and engine parts.

   At December 29, 2001, 1,370 of our retail stores, including Discount stores, participated in our commercial delivery program, which serves DIFM customers. We serve our DIFM customers from our existing retail store base.

   Our retail stores are divided into five divisions, including the newly formed Florida division. Each division is managed by a senior vice president, who is supported by regional vice presidents. District managers report to the regional vice presidents and have direct responsibility for store operations in a specific district, which typically consists of 10 to 15 stores. Depending on store size and sales volume, each store is staffed by 8 to 30 employees under the leadership of a store manager. Stores generally are open from 8:00 a.m. to 9:00 p.m., seven days a week.

   Discount Operations. Discount has developed three types of retail store formats: the mini-depot store, the full service store and the depot store format. The average mini-depot store has approximately 6,700 square feet and carries an average of 14,000 SKUs. The average full service store generally has the same footprint as a mini-depot store, but offers a wider selection of parts because it also provides commercial delivery service. On average, a full service store carries approximately 17,500 SKUs. The typical depot store has approximately 11,000 square feet on average and carries an average of approximately 21,000 SKUs.

   In March 1998, Discount began the rollout of a commercial delivery program called "Pro2Call." Under this program, commercial customers can establish commercial accounts and purchase and receive automotive parts. The automotive parts are either delivered or are available for pick up at nearby Discount stores. At November 28, 2001, 167 of Discount's store locations provided commercial delivery service.

   Total stores. Our retail stores were located in the following states and territories at December 29, 2001 (including stores acquired in the Discount acquisition):

                     Number                Number                Number
                       of                    of                    of
          Location   Stores    Location    Stores    Location    Stores
         ----------- ------ -------------- ------ -------------- ------
         Alabama      113   Maine             7   Puerto Rico      37
         Arkansas      21   Maryland         30   Rhode Island      3
         California     1   Massachusetts    20   South Carolina  100
         Colorado      15   Michigan         47   South Dakota      6
         Connecticut   24   Mississippi      65   Tennessee       117
         Delaware       5   Missouri         37   Texas            51
         Florida      461   Nebraska         16   Vermont           2
         Georgia      253   New Hampshire     4   Virgin Islands    2
         Illinois      23   New Jersey       21   Virginia        125
         Iowa          24   New York         96   West Virginia    62
         Indiana       68   North Carolina  174   Wisconsin        16
         Kansas        26   Ohio            140   Wyoming           2
         Kentucky      66   Oklahoma          2
         Louisiana     70   Pennsylvania    132

   The following table sets forth information concerning increases in the number of our stores during the past five years:

                              1997 1998      1999   2000   2001
                              ---- -----     -----  -----  -----
             Beginning Stores 649    814     1,567  1,617  1,729
             New Stores(1)... 170    821 (2)   102    140    781(3)
             Stores Closed...  (5)   (68)(2)   (52)   (28)   (26)
                              ---  -----     -----  -----  -----
             Ending Stores... 814  1,567     1,617  1,729  2,484

---------------------
(1)Does not include stores that opened as relocations of existing stores within the same general market area or substantial renovations of stores.
(2)Includes 560 Parts America stores, net of 52 closures, acquired as part of the Western merger in November 1998. Subsequent to 1998, we closed an additional 15 Western stores resulting in a net of 545 stores obtained in the Western merger. Three Advance stores were also closed during fiscal 1998 in connection with the Western merger.
(3)Includes 30 Carport stores acquired on April 23, 2001 and 671 Discount stores acquired on November 28, 2001.

   As part of our integration of Discount, we expect to close certain Discount and Advance stores that are in overlapping markets, as well as Discount stores that do not meet profitability objectives.

Wholesale Operations.

   Our wholesale dealer operations are managed by a senior vice president (who is also responsible for the Western Auto retail stores and two regions of Advance stores), a vice president, a national sales manager, an operations manager and various field and support personnel. The wholesale dealer operations consist of a network of independently owned locations, which includes associate, licensee, sales center and franchise dealers. Associate, licensee and franchise stores have rights to the use of the "Western Auto" name and certain services provided by us. Sales centers only have the right to purchase certain products from Western. We also provide services to the wholesale dealer network through various administrative and support functions, as negotiated by each independent location. Our wholesale operations generated approximately 3.9% of our net sales in 2001.

Purchasing and Merchandising

   Virtually all of our merchandise is selected and purchased for our stores by personnel at our corporate offices in Roanoke, Virginia. In addition, specialty merchandise is purchased in our Kansas City, Missouri office. In 2001, we purchased merchandise from over 200 vendors, with no single vendor accounting for more than 8% of purchases. Our purchasing strategy involves negotiating multi-year agreements with certain vendors. In connection with our acquisition of Western, we entered into several long-term agreements that provided more favorable terms and pricing due to our increased purchasing volumes. Due largely to the purchasing efficiencies that we were able to obtain primarily from existing vendors as a result of the Western merger, we increased our gross margin on a company-wide basis from 36.4% for 1999 to 39.2% for 2000. We also expect to achieve incremental cost savings from the Discount acquisition. To date, we have renegotiated successfully the majority of our existing contracts with our major vendors, resulting in lower product costs as a result of increasing economies of scale.

   Our purchasing team is currently led by a group of six senior professionals, who have an average of over 15 years of automotive purchasing experience and over 20 years in retail. This team is skilled in sourcing products globally and maintaining high quality levels, while streamlining costs associated with the handling of merchandise through the supply chain. The purchasing team has developed strong vendor relationships in the industry and is involved currently in implementing a "best-in-class" category management process to improve comparable store sales, gross margin and inventory turns.

   Our merchandising strategy is to carry a broad selection of high quality brand name automotive parts and accessories such as Monroe, Bendix, Purolator and AC Delco, which generates DIY customer traffic and also appeals to commercial delivery customers. In addition to these branded products, we stock a wide selection of high quality private label products that appeal to value conscious customers. Sales of replacement parts account for a majority of our net sales and typically generate higher gross margins than maintenance items or general accessories. We are currently in the process of customizing our product mix based on a merchandising program designed to optimize inventory mix at each individual store based on that store's historical and projected sales mix and regionally specific needs.

Marketing and Advertising

   We have an extensive marketing and advertising program designed to communicate our merchandise offerings, product assortment, competitive prices and commitment to customer service. The program is focused on establishing us as the solution for a customer's automotive needs. We utilize a combination of tools to reinforce our brand image, including print, promotional signage, television, radio and outdoor media, plus our proprietary in-store television network and Internet site.

   Our advertising plan is based on a monthly program built around a promotional theme and a feature product campaign. The plan is supported by print and in-store signage. Our television advertising is targeted on a regional basis to sports programming. Radio advertising, which is used as a supplementary medium, generally airs during peak drive times. We also sponsor sporting events, racing teams and other events at all levels in a grass-roots effort to impact individual communities.

   We intend to implement a marketing and advertising program for the Discount stores that is consistent with our marketing and advertising program for our Advance Auto Parts stores, which we believe will increase sales in the Discount stores.

Distribution and Warehousing

   We operate currently five distribution centers that service Advance Auto Parts stores. We also operate a separate distribution center that supports the Western Auto retail stores and the wholesale dealer operations and in 2002 will service our Advance stores. All distribution centers are equipped with technologically advanced material handling equipment, including carousels, "pick-to-light" systems, radio frequency technology and automated sorting systems.

   We offer over 25,000 SKUs to substantially all of our domestic retail stores via our nine PDQ(R) warehouses. Stores place orders to these facilities through an online ordering system, and ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ(R) trucking fleet. In addition, we operate a PDQ(R) warehouse that stocks approximately 80,000 SKUs of harder to find automotive parts and accessories. This facility is known as the "Master PDQ(R)" warehouse and utilizes existing PDQ(R) distribution infrastructure to provide next day service to substantially all of our stores. During 2000, we implemented a new local area warehouse distribution concept that utilizes store space to provide certain markets with an additional customized mix of approximately 7,500 to 12,000 SKUs. At December 29, 2001, we operated six local area warehouse facilities.

   We also operate two distribution centers that were acquired through the Discount acquisition. In addition, we operate 10 Parts Express warehouses that deliver parts to our stores on a same day or next day basis. As a result of the integration of Discount, we expect to rationalize further our distribution facilities to utilize the distribution capacity we acquired from Discount, more efficiently.

Management Information Systems

   We have developed a flexible technology infrastructure that supports our growth strategy. Our information technology infrastructure is comprised of software and hardware designed to integrate store, distribution and vendor services into a seamless network. All stores, corporate and regional offices, and distribution centers are linked via a communications network, which is based on frame relay technology. Our stores in Puerto Rico are linked to the communications network via satellite. Electronic documents transferred between us and our vendors expedite the ordering, receiving and merchandise payment processes. We expect to integrate our technology platform into Discount's stores, distribution centers and administrative offices by early 2003.

Store Based Information Systems

   Our store based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of point-of-sale, or POS, electronic parts catalog, or EPC, store-level inventory management and store intranet, or STORENET, systems. These systems are integrated tightly and together provide real time, comprehensive information to store and merchandising personnel, resulting in improved customer service levels and in-stock availability. We intend to have the Discount Auto Parts stores integrated into our store based information systems by the end of 2002.

   Point-of-Sale. Our POS system was originally installed in 1981, enhanced over the years and reengineered in 1995. POS information is used to formulate pricing, marketing and merchandising strategies and to replenish inventory rapidly. This system has improved store productivity and customer service by streamlining store procedures. We are currently rolling out a new POS system in all of our stores. The new POS system is designed to improve customer check-out time and decrease the time required to train new store associates. In addition, the new POS system will provide additional customer purchase and warranty history, which may be used for customer demographic analysis.

   Electronic Parts Catalog. Our EPC system is a software system that enables our sales associates to identify over 20 million application uses for automotive parts and accessories. The EPC system enables sales associates to assist customers in parts selection and ordering based on the year, model, engine type and application needed. If a part is not available at one of our stand-alone stores, the EPC system can also determine whether the part is carried and in-stock through our PDQ(R) system. The EPC system also enables our sales associates to identify additional parts that are required for or complementary to a customer's specific application.

This generally leads to increased average sales per transaction. The integration of this system with our POS system improves customer service by reducing time spent at the cash register and fully automating the sales process between the parts counter and our POS register. This system enables sales associates to order parts and accessories electronically from our PDQ(R) system, with immediate confirmation of price, availability and estimated delivery time. Additionally, information about a customer's automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones the store.

   In conjunction with the rollout of our new POS system, we are also installing a new EPC in our stores. This new catalog, which is fully integrated with the new POS system, will provide store associates with additional product information, including graphics and system diagrams. The new catalog will use search engines and more user friendly navigation tools that will enhance our sales associates' ability to look-up parts.

   To ensure ongoing improvement of EPC information in all stores, we have developed a centrally based EPC data management system that allows us to reduce the cycle time for cataloging and delivering updated product data to stores. This system also provides the capability of cataloging non-application specific parts and additional product information, such as technical bulletins, images of parts and related diagrams of automobiles and expanded lists of related parts for the item being purchased.

   Store-level Inventory Management System. Our store-level inventory management system provides real-time inventory tracking at the store-level. With the store-level system, store personnel can check the quantity of on-hand inventory for any SKU, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. We are testing the effectiveness and viability of radio frequency hand held devices in approximately 200 of our retail stores that should increase inventory utilization and ensure the accuracy of inventory movements.

   Store Intranet. Installed in June of 1998, our STORENET system delivers product information, electronic manuals, forms and internal communications to all store employees. Financial reports are delivered to the store managers via STORENET each accounting period. Our online learning center delivers online training programs to all employees. A tracking and reporting function provides human resources and management with an overview of training schedules and results by employee.

   Customer Contact Center. In the first quarter of 2001, we installed new call routing software and customer service software, established a customer contact center and consolidated all support centers. Implementation of the customer contact center has resulted in a substantial improvement in the speed of call answers, a reduction in calls to voice mail and a reduction in the number of outbound calls required to respond to voice mail.

Logistics and Purchasing Information Systems

   Distribution Center Management System. Our distribution management system, or DCMS, provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing at our distribution centers. The DCMS, integrated with material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency. All of our logistic facilities currently use this technology. As a result, we have the capacity to service over 2,500 stores and our wholesale operations from our six distribution centers. In addition, we acquired two distribution centers through the Discount acquisition, increasing our capacity to service stores. We are currently in the process of enhancing the DCMS and inventory systems to support service of multiple segments from the same distribution center. In addition, we intend to have the operations of Discount integrated into our distribution management systems by the end of 2002.

   Replenishment Systems. Our E3 Replenishment System, or E3, which was implemented in 1994, monitors the distribution center and PDQ warehouse inventory levels and orders additional products when appropriate. In addition, the system tracks sales trends by SKU, allowing us to adjust future orders to support seasonal and demographic shifts in demand. We are currently in the process of enhancing this system to improve support of transfer of merchandise among distribution centers. We recently completed the implementation of a store-level replenishment version of E3 for our Advance Auto Parts stores. In addition, we intend to implement our replenishment systems in Discount's stores and other facilities by the end of 2002.

Employees

   At December 29, 2001, we employed approximately 16,739 full-time employees and 8,997 part-time employees. Approximately 84.8% of our workforce is employed in store-level operations, 11.1% is employed in distribution and 4.1% is employed in our corporate offices in Roanoke, Virginia and Kansas City, Missouri. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our labor relations are good.

   At November 28, 2001, Discount employed approximately 6,300 individuals, of which approximately 5,000 were full-time employees. Approximately 87% of Discount's employees are employed in stores or in direct field supervision, while 13% work in the distribution center or corporate and support functions. Discount has no collective bargaining agreements covering any of its employees and has never experienced any material labor disruption. We believe that Discount's labor relations are good.

   We allocate substantial resources to the recruiting, training and retaining of employees. In addition, we have established a number of empowerment programs for employees, such as employee task forces and regular meetings, to promote employee recognition and address customer service issues. We believe that these efforts have provided us with a well-trained, loyal workforce that is committed to high levels of customer service.

Trade Names, Service Marks and Trademarks

   We own and have registrations for the trade names "Advance Auto Parts," "Western Auto" and "Parts America" and the trademark "PDQ(R)" with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. In addition, we own and have registered a number of trademarks with respect to our private label products, and we also acquired from Discount various registered trademarks, service marks and copyrights. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these marks and actively defend and enforce them.

Competition

   We compete in the automotive aftermarket parts industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids, and which, according to the U.S. Department of Commerce and the Automotive Aftermarket Industry Association, generated approximately $100 billion in sales in 2000 (excluding tires and labor costs). We compete in both the DIY and DIFM categories of the automotive aftermarket industry. Although the number of competitors and the level of competition vary by market, both categories are highly fragmented and generally very competitive. Our primary competitors are both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O'Reilly Automotive, Inc. and The Pep Boys--Manny, Moe & Jack, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products, including Wal-Mart, Target and K-Mart. We believe that chains of automotive parts stores, like us, with multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal competitive factors that affect our business include price, store location, customer service and product offerings, quality and availability.

Environmental Matters

   We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. We handle hazardous materials as part of our operations, and our customers may also use hazardous materials on our properties or bring hazardous materials or used oil onto our properties. We currently provide collection and recycling programs for used automotive batteries and used lubricants at some of our stores as a service to our customers under agreements with third party vendors. Pursuant to these agreements, used batteries and lubricants are collected by our employees, deposited into vendor supplied containers or pallets and stored by us until collected by the third party vendors for recycling or proper disposal. Persons who arrange for the disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. In January 1999, we were notified by the United States Environmental Protection agency that Western may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970s and 1980s. This matter has since been settled for an amount not material to our current financial position or future results of operations.

   We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with these laws and regulations has not had a material impact on our operations to date. We believe that we are currently in material compliance with these laws and regulations.

Item 2.  Properties.

   The following table sets forth certain information relating to our distribution and other principal facilities:

                                            Opening                                                    Nature of
                 Facility                    Date               Area Served             Size (Sq. ft.) Occupancy
------------------------------------------  ------- ----------------------------------- -------------- ---------
Main Distribution Centers:
  Roanoke, Virginia(1).....................  1988   Mid-Atlantic                           440,000      Leased
  Gadsden, Alabama.........................  1994   South                                  240,000       Owned
  Lakeland, Florida(2).....................  1982   Florida, Georgia and South Carolina    600,000       Owned
  Gastonia, North Carolina(3)..............  1969   Western Auto retail stores,            663,000       Owned
                                                    wholesale dealer network
  Gallman, Mississippi(2)..................  2001   Alabama, Mississippi and Louisiana     400,000       Owned
  Salina, Kansas(3)........................  1971   West                                   441,000       Owned
  Delaware, Ohio(3)........................  1972   Northeast                              510,000       Owned
  Thomson, Georgia(4)......................  1999   Southeast                              383,000      Leased

Master PDQ(R) Warehouse:
  Andersonville, Tennessee.................  1998   All                                    116,000      Leased

PDQ(R) Warehouses:
  Salem, Virginia..........................  1983   Mid-Atlantic                            50,400      Leased
  Smithfield, North Carolina...............  1991   Southeast                               42,000      Leased
  Jeffersonville, Ohio(5)..................  1996   Midwest                                 50,000       Owned
  Thomson, Georgia(6)......................  1998   South, Southeast                        50,000      Leased
  Goodlettesville, Tennessee...............  1999   Central                                 41,900      Leased
  Youngwood, Pennsylvania..................  1999   East                                    49,000      Leased
  Riverside, Missouri......................  1999   West                                    45,000      Leased
  Guilderland Center, New York.............  1999   Northeast                               47,400      Leased
  Temple, Texas(3)(7)......................  1999   Southwest                              100,000       Owned

Parts Express Warehouses:(2)
  Altamonte Springs, Florida...............  1996   Central Florida                         10,000       Owned
  Jacksonville, Florida....................  1997   Northern Florida and Southern           12,712       Owned
                                                    Georgia
  Tampa, Florida...........................  1997   West Central Florida                    10,000       Owned
  Hialeah, Florida.........................  1997   South Florida                           12,500       Owned
  West Palm Beach, Florida.................  1998   Southeast Florida                       13,300      Leased
  Mobile, Alabama..........................  1998   Alabama and Mississippi                 10,000       Owned
  Atlanta, Georgia.........................  1999   Georgia and South Carolina              16,786      Leased
  Tallahassee, Florida.....................  1999   South Georgia and Northwest             10,000       Owned
                                                    Florida
  Kenner, Louisiana........................  1999   Louisiana                               12,500      Leased
  Fort Myers, Florida......................  1999   Southwest Florida                       14,330       Owned

Corporate/Administrative Offices:
  Roanoke, Virginia - corporate(8).........  1995   All                                     49,000      Leased
  Kansas City, Missouri - corporate........  1999   All                                     12,500      Leased
  Roanoke, Virginia - administrative.......  1998   All                                     40,000      Leased
  Lakeland, Florida - administrative(2)(6).  1982   All                                     67,000       Owned
  Roanoke, Virginia - administrative.......  2002   All                                     69,200      Leased

---------------------
(1)This facility is owned by Nicholas F. Taubman. See "Certain Relationships and Related Transactions."
(2)We acquired this facility in November 2001 through our acquisition of Discount.
(3)We acquired this facility in November 1998 through our acquisition of Western.
(4)The construction of this facility was financed in 1997 by a $10.0 million industrial revenue bond issuance from the Development Authority of McDuffie County of the State of Georgia, from whom we lease the facility. We have an option to purchase this facility for $10.00 at the end of five years or upon prepayment of the outstanding bonds. This bond matures in November 2002.
(5)Total capacity of this facility is approximately 433,000 square feet, of which 50,000 square feet continues to be used as a PDQ(R) warehouse. This facility was also used as a distribution center prior to its closure in the fourth quarter of 2001. This facility is currently held for sale.
(6)This facility is located within the main distribution center.
(7)Total capacity of this facility is approximately 550,000 square feet, of which 100,000 is currently being used as a PDQ(R) warehouse. Subsequent to December 29, 2001, approximately 215,000 square feet of this facility was subleased to a third party. This facility was once also used as a distribution center and is currently for sale.
 8) This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and grandchild of Nicholas F. Taubman. See "Related-Party Transactions."

   Advance Stores. At December 29, 2001, we owned 113 of our Advance Auto Parts and Western Auto stores and leased 1,702. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

               Years                                   Stores(1)
               -----                                   ---------
               2001-2002..............................      27
               2003-2007..............................     157
               2008-2012..............................     321
               2013-2022..............................   1,065
               2023-2032..............................      84
               2033-2048..............................      48

---------------------
(1)Of these stores, 21 are owned by our affiliates. See "Certain Relationships and Related Transactions."

   Discount Stores. Discount has historically owned the majority of its store locations. On February 27, 2001, Discount completed a sale/leaseback transaction. Under the terms of the sale/leaseback, Discount sold 101 properties, including land, buildings and improvements, for approximately $62.2 million. Each store was leased back from the purchaser under non-cancelable operating leases with lease terms of 22.5 years. Net rent expense during each of the first five years of the lease term will be approximately $6.4 million, with increases periodically thereafter. After taking into account the sale/leaseback transaction, Discount owned 486, or 72%, of its locations and leased 185, or 28%, of its locations at November 28, 2001.

Item 3.  Legal Proceedings.

   In February 2000, the Coalition for a Level Playing Field and over 100 independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit styled Coalition for a Level Playing Field, et al.
v. AutoZone, Inc. et al., Case No. 00-0953 in the United States District Court for the Eastern District of New York against various automotive parts and accessories retailers. In March 2000, we and Discount were notified that we had been named defendants in the lawsuit. The plaintiffs claim that the defendants have knowingly induced and received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The defendants, including us and Discount, filed a motion to dismiss in late October 2000. On October 18, 2001, the court denied the motion to dismiss on all but one count. It is expected that the discovery phase of the litigation will now commence (including with respect to us and Discount); however, determinations as to the discovery schedule and scope have not yet been made. We believe these claims are without merit and intend to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

   In November 1997, Joe C. Proffitt, Jr., on behalf of himself and all others in the states of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from us from November 1, 1991 to November 5, 1997, filed a class action complaint and motion of class certification against us in the circuit court for Jefferson County, Tennessee, alleging the sale by us of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages. In September 2001, the court granted our motion for summary judgment against the plaintiff and dismissed all claims against us. The period for appeal has not yet expired. We believe that we do not have any liability for such claims and intend to defend them vigorously.

   In addition to the above matters, we currently and from time to time are involved in litigation incidental to the conduct of our respective business. The damages claimed against us in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we believe currently that, in the aggregate, they will not result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   All our common stock is held by Advance Auto and is not publicly traded.

Item 6.  Selected Financial Data.

   The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. The selected historical consolidated financial and other data at December 30, 2000 and December 29, 2001 and for the three years ended December 29, 2001 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at January 3, 1998, January 2, 1999 and January 1, 2000 and for the years ended January 3, 1998 and January 2, 1999 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the related notes of Advance included elsewhere in this report.

                                                                                           Fiscal Year(1)
                                                                      -------------------------------------------------------
                                                                        1997        1998       1999        2000       2001
                                                                      --------   ---------- ----------  ---------- ----------
Consolidated Statement of Operations Data:                            (in thousands, except per share and selected store data)

Net sales............................................................ $848,108   $1,220,759 $2,206,945  $2,288,022 $2,517,639
Cost of sales........................................................  524,586      766,198  1,404,113   1,392,127  1,441,613
Supply chain initiatives(2)..........................................       --           --         --          --      9,099
                                                                      --------   ---------- ----------  ---------- ----------
Gross profit.........................................................  323,522      454,561    802,832     895,895  1,066,927
Selling, general and administrative expenses(3)......................  276,868      391,772    740,481     801,521    947,531
Expenses associated with supply chain initiatives(4).................       --           --         --          --      1,394
Impairment of assets held for sale(5)................................       --           --         --         856     12,300
Expenses associated with the recapitalization(6).....................       --       14,277         --          --         --
Expenses associated with the merger related restructuring(7).........       --        6,774         --          --      3,719
Expenses associated with merger and integration(8)...................       --        7,788     41,034          --      1,135
Expenses associated with private company(9)..........................    3,056          845         --          --         --
Non-cash stock option compensation expense(10).......................       --          695      1,082         729     11,735
                                                                      --------   ---------- ----------  ---------- ----------
Operating income.....................................................   43,598       32,410     20,235      92,789     89,113
Interest expense.....................................................    7,732       29,517     53,844      56,519     50,471
Other income (expense), net..........................................     (824)         606      4,416         762      1,104
                                                                      --------   ---------- ----------  ---------- ----------
Income (loss) before income taxes, extraordinary items and cumulative
 effect of a change in accounting principle..........................   35,042        3,499    (29,193)     37,032     39,746
Income tax expense (benefit).........................................   14,670        1,887     (9,628)     13,861     15,139
                                                                      --------   ---------- ----------  ---------- ----------
Income (loss) before extraordinary item and cumulative effect of a
 change in accounting principle......................................   20,372        1,612    (19,565)     23,171     24,607
Extraordinary item, gain (loss) on debt extinguishment, net of $1,759
 and $2,424 income taxes, respectively...............................       --           --         --       2,933     (3,682)
Cumulative effect of a change in accounting principle, net of $1,360
 income taxes........................................................       --           --         --          --     (2,065)
                                                                      --------   ---------- ----------  ---------- ----------
Net income (loss).................................................... $ 20,372   $    1,612 $  (19,565) $   26,104 $   18,860

                                                              Fiscal Year(1)
                                        ---------------------------------------------------------
                                          1997       1998        1999        2000         2001
                                        --------  ----------  ----------  -----------  ----------

Other Financial Data:

EBITDA, as adjusted(11)................ $ 69,532  $   93,193  $  121,899  $   161,876  $  199,710
Capital expenditures(12)...............   48,864      65,790     105,017       70,566      63,695

Cash flows provided by (used in):

Operating activities................... $ 41,679  $   37,897  $  (19,320) $   103,788  $  105,171
Investing activities...................  (48,607)   (423,675)   (113,824)     (64,940)   (451,008)
Financing activities...................    7,443     412,551     121,501      (43,416)    345,945

Selected Store Data:

Comparable store sales growth(13)......      5.7%        7.8%       10.3%         4.4%        6.2%
Net new stores(14).....................      165         753          50          112         755
Number of stores, end of period........      814       1,567       1,617        1,729       2,484
Stores with commercial delivery
 program, end of period................      421         532       1,094        1,210       1,370
Total commercial delivery sales, as a
 percentage of total sales.............      7.4%        8.8%        9.0%        13.4%       13.5%
Total retail store square footage, end
 of period (in thousands)..............    5,857      12,084      12,476       13,325      18,717
Average net retail sales per store (in
 thousands)(15)........................ $  1,159  $    1,270  $    1,267  $     1,295  $    1,346
Average net retail sales per square
 foot(16).............................. $    161  $      172  $      164  $       168  $      175

                                                                    At
                                        ---------------------------------------------------------
                                         1/3/98     1/2/99      1/1/00     12/30/00     12/29/01
                                        --------  ----------  ----------  -----------  ----------

Balance Sheet Data:

Cash and cash equivalents.............. $  7,447  $   34,220  $   22,577   $   18,009  $   18,117
Net working capital....................  113,136     310,833     356,312      322,589     440,473
Total assets...........................  449,626   1,261,516   1,344,952    1,349,296   1,936,743
Total net debt.........................  106,330     421,556     553,572      498,503     877,369
Total stockholder's equity.............  129,169     221,011     202,528      231,371     368,620

---------------------
 (1)Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks except for 1997, which consisted of 53 weeks.
 (2)Represents restocking and handling fees associated with the return of inventory as a result of our supply chain initiatives.
 (3)Selling, general and administrative expenses exclude certain non-recurring charges discussed in notes (4), (5), (6), (7), (8), (9) and (10) below. The 1997 amount includes an unusual medical claim that exceeded our stop loss insurance coverage. The pre-tax amount of this claim, net of related increased insurance costs, was $882. We increased our stop loss coverage effective January 1, 1998 to a level that would provide insurance coverage for a medical claim of this magnitude.
 (4)Represents costs of relocating certain equipment held at facilities closed as a result of our supply chain initiatives.
 (5)Represents the devaluation of certain property held for sale, including the $1.6 million charge taken in the first quarter of 2001 and a $10.7 million charge taken in the fourth quarter of 2001.
 (6)Represents expenses incurred in our 1998 recapitalization related primarily to non-recurring bonuses paid to certain employees and to fees for professional services.
 (7)Represents expenses related primarily to lease costs associated with 31 of our stores closed in overlapping markets in connection with the Western merger and 27 closed as a result of the Discount acquisition.
 (8)Represents certain expenses related to the Western merger and integration, conversion of the Parts America stores and the Discount acquisition.
 (9)Reflects our estimate of expenses eliminated after the recapitalization that related primarily to compensation and other benefits of our chairman, who prior to our recapitalization was our principal stockholder.
(10)Represents non-cash compensation expenses related to stock options granted to certain of our employees, including a non-recurring charge of $8.6 million in the fourth quarter of 2001 related to variable provisions of our stock option plans that were in place when we were a private company, and that have since been eliminated.

(11)EBITDA, as adjusted, represents operating income plus depreciation and amortization, non-cash and other employee compensation expenses and certain non-recurring charges as scheduled below, included in operating income. EBITDA, as adjusted, is not intended to represent cash flow from operations as defined by GAAP, and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. We have included EBITDA, as adjusted, herein because our management believes this information is useful to investors, as such measure provides additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. In addition, certain covenants in our indentures and credit facility are based upon an EBITDA calculation. Our method for calculating EBITDA, as adjusted, may differ from similarly titled measures reported by other companies. Our management believes certain recapitalization expenses, non-recurring charges, private company expenses, non-cash and other employee compensation expenses, and merger and integration expenses should be eliminated from the EBITDA calculation to evaluate our operating performance, and we have done so in our calculation of EBITDA, as adjusted.

   The following table reflects the effect of these items:

                                                                                           Fiscal Year
                                                                            ------------------------------------------
                                                                             1997    1998     1999     2000     2001
                                                                            ------- ------- -------- -------- --------
                                                                                      (dollars in thousands)
    Other Data:
    EBITDA(a).............................................................. $66,281 $62,374  $78,382 $159,615 $160,344

    Supply chain initiatives (see note 2 above)............................      --      --       --       --    9,099

    Expenses associated with supply chain initiatives (see note 4 above)...      --      --       --       --    1,394

    Impairment of assets held for sale (see note 5 above)..................      --      --       --       --   10,700

    Recapitalization expenses (see note 6 above)...........................      --  14,277       --       --       --

    Merger related restructuring expenses (see note 7 above)...............      --   6,774       --       --    3,719

    Merger and integration expenses (see note 8 above).....................      --   7,788   41,034       --    1,135

    Private company expenses (see note 9 above)............................   3,056     845       --       --       --

    Non-cash stock option compensation expense (see note 10 above).........      --     695    1,082      729   11,735

    Non-operating interest expense on postretirement benefits(b)...........     195     440    1,401    1,532    1,584
                                                                            ------- ------- -------- -------- --------

    EBITDA, as adjusted(c)................................................. $69,532 $93,193 $121,899 $161,876 $199,710
                                                                            ======= ======= ======== ======== ========

---------------------

    (a)The 1997 EBITDA amount excludes an unusual medical claim that exceeded our stop-loss insurance coverage. The pre-tax amount of this claim, net of related increased insurance costs, was $882. We increased our stop-loss coverage effective January 1, 1998 to a level that would provide insurance coverage for a medical claim of this magnitude.
    (b)Represents the interest component of the net periodic postretirement benefit cost associated with our postretirement benefit plan.
    (c)EBITDA, as adjusted, for 2000 includes a non-recurring net gain of $3.3 million, which represents a portion of a cash settlement received in connection with a lawsuit against a supplier. EBITDA, as adjusted, for 2001 includes a non-recurring net gain of $3.2 million, recorded in the first quarter of 2001, which represents a portion of the cash settlement received in connection with the lawsuit against a supplier, partially offset by nonrecurring closed store expenses and the $1.6 million write-down of an administrative facility taken in the first quarter of 2001.

(12)Capital expenditures for 2001 exclude $34.1 million for our November 2001 purchase of Discount's Gallman, Mississippi distribution facility from the lessor in connection with the Discount acquisition.

(13)Comparable store sales growth is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. The Parts America stores acquired in the Western merger and subsequently converted to Advance Auto Parts stores are included in the comparable store sales calculation after thirteen complete accounting periods following their physical conversion. Additionally, the stores acquired in the Carport and Discount acquisitions will be included in the comparable store sales calculation following thirteen complete accounting periods following their system conversion to the Advance Auto Parts store system. Comparable store sales do not include sales from the Western Auto stores.

(14)Net new stores represent new stores opened and acquired, less stores closed.

(15)Average net retail sales per store is based on the average of beginning and ending number of stores for the respective period. The 1998 amounts were calculated giving effect to the Parts America retail net sales and number of stores for the period from November 1, 1998 through January 2, 1999. The 2001 amounts were calculated giving effect to the Discount retail net sales and number of stores for the period from December 2, 2001 through December 29, 2001.

(16)Average net retail sales per square foot is based on the average of beginning and ending total store square footage for the respective period. The 1998 amounts were calculated giving effect to the Parts America retail net sales and square footage for the period from November 1, 1998 through January 2, 1999. The 2001 amounts were calculated giving effect to the Discount retail net sales and number of stores for the period from December 2, 2001 through December 29, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Financial Data," our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our fiscal year ends on the Saturday nearest December 31 of each year. Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" and "Business" and elsewhere in this report.

General

   We were formed in 1929 and operated as a retailer of general merchandise until the 1980s. In the 1980s, we sharpened our marketing focus to target sales of automotive parts and accessories to "do-it-yourself," or DIY, customers and accelerated our growth strategy. From the 1980s through the present, we have grown significantly through new store openings, strong comparable store sales growth and strategic acquisitions. Additionally, in 1996, we began to aggressively expand our sales to "do-it-for-me," or DIFM, customers by implementing a commercial delivery program that supplies parts and accessories to third party professional installers and repair providers.

   At December 29, 2001, we had 1,775 stores operating under the "Advance Auto Parts" trade name, in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States and 669 stores operating under the "Discount Auto Parts" trade name in the Southeastern region of the United States. In addition, we had 40 stores operating under the "Western Auto" trade name primarily located in Puerto Rico and the Virgin Islands. We are the second largest specialty retailer of automotive parts, accessories and maintenance items to DIY customers in the United States, based on store count and sales. We currently are the largest specialty retailer of automotive products in the majority of the states in which we operate, based on store count.

   Our combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of our retail operations operating under the trade names "Advance Auto Parts" and "Discount Auto Parts" in the United States and "Western Auto" in Puerto Rico, the Virgin Islands and one store in California. Our wholesale segment includes a wholesale distribution network which includes distribution services of automotive parts and accessories to approximately 470 independently owned dealer stores in 44 states operating under the "Western Auto" trade name. Our wholesale operations accounted for approximately 3.9% of our net sales for the year ended December 29, 2001. The discussion for all periods presented in this section has been restated to reflect our Western Auto store located in California in the retail segment.

Acquisitions and Recapitalization

   Discount Acquisition. On November 28, 2001, we acquired Discount in a transaction in which Discount's shareholders received $7.50 per share in cash (or approximately $128.5 million in the aggregate) plus 0.2577 shares of Advance Auto common stock for each share of Discount common stock. We issued approximately 4.3 million shares of Advance Auto common stock to the former Discount shareholders, which represented 13.2% of Advance Auto's total shares outstanding immediately following the acquisition. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations for Discount for the periods from December 2, 2001 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. Negative goodwill of $75.7 million, resulting from total excess fair value over the purchase price, was allocated proportionately as a reduction to non-current assets, primarily property and equipment.

   In connection with the Discount acquisition, we issued an additional $200 million face value of 10.25% senior subordinated notes and entered into a new senior credit facility that provides for (1) a $180 million tranche

A term loan facility and a $305 million tranche B term loan facility and (2) a $160 million revolving credit facility (including a letter of credit sub-facility). Upon the closing of the Discount acquisition, we used
$485 million of borrowings under the new senior credit facility and net proceeds of $185.6 million from the sale of the senior subordinated notes to, among other things, pay the cash portion of the acquisition consideration, repay all amounts outstanding under our then-existing credit facility, repay $204.7 million of outstanding indebtedness of Discount, including prepayment penalties, and purchase Discount's Gallman distribution facility from the lessor.

   At November 28, 2001, Discount had 671 stores in six states, including the leading market position in Florida, with 437 stores. Including the acquired Discount stores, we had 2,484 stores at December 29, 2001. On a pro forma basis, our net sales and EBITDA, as adjusted, for 2001 would have been $3.1 billion and $261.9 million. We expect to achieve ongoing purchasing savings as a result of the acquisition. In addition, we expect to achieve significant savings from the optimization of our combined distribution network, including more efficient capacity utilization at Discount's Mississippi distribution center, as well as from the reduction of overlapping administrative functions. During 2002, we expect these savings to result in approximately $30 million of incremental EBITDA, excluding certain one-time integration expenses. We expect these one-time integration expenses to total approximately $53 million from the close of the acquisition through the end of 2003, approximately $41 million of which we expect to incur in 2002.

   Carport Acquisition. On April 23, 2001, we completed our acquisition of the assets used in the operation of Carport Auto Parts, Inc. retail auto parts stores located throughout Alabama and Mississippi. Based upon store count, this made us the largest retailer of automotive parts in this market. Upon the closing of the acquisition, we decided to close 21 Carport stores not expected to meet long-term profitability objectives. The remaining 30 Carport locations were converted to the Advance Auto Parts store format within six weeks of the acquisition. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Carport for the periods from April 23, 2001 are included in the accompanying consolidated financial statements. The purchase price of $21.5 million has been allocated to the assets acquired and the liabilities assumed, based on their fair values at the date of acquisition. This allocation resulted in the recognition of $3.7 million in goodwill.

   Western Auto Acquisition. On November 2, 1998, we acquired Western Auto Supply Company, or Western, from Sears. The purchase price included the payment of 11,474,606 shares of Advance Auto common stock and $185.0 million in cash. Certain Advance Auto stockholders invested an additional $70.0 million in equity to fund a portion of the cash portion of the purchase price, the remainder of which was funded through additional borrowings under our prior credit facility, and cash on hand. The Western merger was accounted for under the purchase method of accounting. Accordingly, the results of operations of Western for the periods from November 2, 1998 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. Negative goodwill of $4.7 million, resulting from total excess fair value over the purchase price, was allocated proportionately as a reduction to non-current assets, primarily property and equipment.

   We have achieved significant benefits from the combination with Western through improved purchasing efficiencies from vendors, consolidated advertising, distribution and corporate support efficiencies. The Western merger resulted in the addition of a net 545 Advance Auto Parts stores, 39 Western Auto stores and the wholesale distribution network.

   Recapitalization. On April 15, 1998, Advance Auto consummated a recapitalization in which Freeman Spogli & Co. and Ripplewood Partners, L.P. purchased approximately $80.5 million and $20.0 million of Advance Auto common stock, respectively, representing approximately 64% and 16% of the outstanding common stock immediately following the recapitalization. In connection with the recapitalization, management purchased approximately $8.0 million, or approximately 6%, of Advance Auto outstanding common stock. The purchase of common stock by management resulted in stockholder subscription receivables. The notes are full recourse and provide for annual interest payments, at the prime rate, with the entire principal amount due on April 15, 2003. In addition, on April 15, 1998, we entered into our prior credit facility and issued $200 million of senior subordinated notes and Advance Auto also issued approximately $112 million in face amount of senior discount debentures. In connection with these transactions, we extinguished a substantial portion of our existing notes payable and long-term debt. These transactions collectively represent the "recapitalization." We have accounted for the recapitalization for financial reporting purposes as the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayment of notes payable and long-term debt. In connection with the Discount acquisition, we repaid all amounts outstanding under our prior credit facility and entered into our senior credit facility.

Non-recurring Charges

   During the fourth quarter of 2001, we recorded the following non-recurring charges, net of tax: $0.7 million in integration expenses associated with the Discount acquisition; $2.2 million in lease termination expenses resulting from the planned closure of approximately 27 Advance Auto Parts stores that overlap with Discount stores; $5.2 million in stock option compensation charges described below; $6.3 million in supply chain initiatives described below; $6.5 million to reduce the book value of certain excess property currently held for sale described below; $2.1 million to implement an accounting change associated with the reclassification of cooperative income from selling, general and administrative expense to gross margin described below; and $3.7 million in charges related to the write-off of deferred debt issuance costs associated with refinancing our credit facility in connection with the Discount acquisition.

   The $5.2 million, net of tax, in stock option compensation charges resulted from variable provisions of our employee stock option plans that were in place when we were a private company, and that we since have eliminated. Under the modified plan, option exercise prices are fixed and therefore will not result in future compensation expense. No additional common shares or options were issued as a result of these modifications.

   The $6.3 million, net of tax, in expenses relating to supply change initiatives is related to our recent review of our supply chain and logistics operations, including our distribution costs and inventory stocking levels. As part of this review, we have identified a portion of our inventory and expect to identify additional inventory that we may offer in the future only in certain store locations or regions. The expenses related to this initiative are primarily related to restocking and inventory handling charges. We may generate significant cash proceeds as a result of this initiative by reducing our inventory investment while continuing to maintain high levels of customer service and in-stock positions.

   The reduction of book value of certain properties of $6.5 million, net of tax, is related to the revaluation of certain excess properties currently held for sale. In addition, we have closed and may explore the future possibility of closing additional distribution facilities and may write-down the value of such facilities in connection with our supply chain initiative.

   The expense of $2.1 million, net of tax, to implement an accounting change results from a change in our method of accounting for certain cooperative advertising funds received from vendors. Previously, we accounted for these funds as a reduction to advertising expense as the related advertising expenses were incurred. In order to better align the reporting of these payments with the sale of the associated product, we decided to recognize these payments as a reduction to the cost of inventory acquired from vendors, which results in a lower cost of sales for the products sold. We believe this is a preferable method of accounting. The change will result in a slightly more conservative recognition of income in future periods. This change in accounting principle has been applied in our 2001 financial statements as if the change occurred at the beginning of our 2001 fiscal year, and has been recognized as a cumulative effect of the change in accounting principle. This change results in lower cost of sales with corresponding increases in selling, general and administrative expenses.

Critical Accounting Policies

   Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of these accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates.

   The following critical accounting policies are used in the preparation of the financial statements as discussed above.

  Vendor Incentives

   We receive incentives from vendors related to cooperative advertising allowances, volume rebates and other miscellaneous agreements. Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Our vendors require us to use certain cooperative advertising allowances exclusively for advertising. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as advertising expenditures are incurred. Unrestricted cooperative advertising revenue, rebates and other miscellaneous incentives are earned based on purchases and/or the sale of the product. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the consolidated balance sheets included elsewhere in this prospectus. We record unrestricted cooperative advertising and volume rebates earned as a reduction of inventory and recognize the incentives as a reduction to cost of sales as the inventory is sold. Short-term incentives are recognized as a reduction to cost of sales over the course of the annual agreement term and are not recorded as reductions to inventory.

   We recognize other incentives earned related to long-term agreements as a reduction to cost of sales over the life of the agreement based on the timing of purchases. These incentives are not recorded as reductions to inventory. The amounts earned under long-term arrangements not recorded as a reduction of inventory are based on our estimate of total purchases that will be made over the life of the contracts and the amount of incentives that will be earned. The incentives are generally recognized based on the cumulative purchases as a percentage of total estimated purchases over the life of the contract. Our margins could be impacted positively or negatively if actual purchases or results differ from our estimates, but over the life of the contract would be the same.

   During the fourth quarter of 2001, we changed our method of accounting for unrestricted cooperative advertising allowances. These incentives are now treated as a reduction to inventory and the corresponding cost of sales. Previously, we accounted for these incentives as a reduction to selling, general and administrative expenses to the extent advertising expense was incurred.

  Inventory

   Minimal inventory shrink reserves are recorded related to Advance Auto Parts stores as a result of our extensive and frequent cycle counting program. Our estimates related to these shrink reserves depend on the effectiveness of the cycle counting programs. We evaluate the effectiveness of these programs on an on-going basis.

   Minimal reserves for potentially excess and obsolete inventories are recorded as well. The nature of our inventory is such that the risk of obsolescence is minimal. In addition, historically we have been able to return excess items to the vendor for credit. We provide reserves where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded cost. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require us to revise our estimates of required reserves for excess and obsolete inventory.

  Warranties

   We record accruals for future warranty claims related to warranty programs for batteries, tires, road-side assistance and Craftsman products. Our accruals are based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required.

  Restructuring and Closed Store Liabilities

   We recognize a provision for future obligations at the time a decision is made to close a store location, and includes future minimum lease payments, common area maintenance and taxes. Additionally, we make certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the accrual. These assumptions are based on our knowledge of the market and the relevant experience. However, the inability to enter into the subleases or obtain buyouts within the estimated timeframe may result in increases or decreases to these reserves.

  Contingencies

   We accrue for obligations, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include tax, environmental and legal matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Results of Operations

   The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

                                                                                  Fiscal Year
                                                                             --------------------
                                                                             1999    2000   2001
                                                                             -----   -----  -----
Net sales................................................................... 100.0%  100.0% 100.0%
Cost of sales(1)............................................................  63.6    60.8   57.2
Expenses associated with supply chain initiatives...........................    --      --    0.4
                                                                             -----   -----  -----
Gross profit................................................................  36.4    39.2   42.4
Selling, general and administrative expenses(1)(2)..........................  33.5    35.0   37.6
Expenses associated with supply chain initiatives...........................    --      --    0.1
Impairment of assets held for sale..........................................    --      --    0.5
Expenses associated with merger related restructuring.......................    --      --    0.1
Expenses associated with merger and integration.............................   1.9      --    0.0
Non-cash stock option compensation expense..................................   0.1     0.1    0.5
                                                                             -----   -----  -----
Operating income............................................................   0.9     4.1    3.5
Interest expense............................................................   2.4     2.5    2.0
Other income, net...........................................................   0.2     0.0    0.1
Income tax (benefit) expense................................................  (0.4)    0.6    0.6
                                                                             -----   -----  -----
Income (loss) before extraordinary item and cumulative effect of a change in
  accounting principle......................................................  (0.9)    1.0    1.0
Extraordinary item, gain (loss) on debt extinguishment, net of income taxes.    --     0.1   (0.1)
Cumulative effect of a change in accounting principle, net of income taxes..    --      --   (0.1)
                                                                             -----   -----  -----
Net income (loss)...........................................................  (0.9)%   1.1%   0.8%
                                                                             =====   =====  =====

---------------------
(1)Cost of sales and selling, general and administrative expenses presented for fiscal 2001 reflect the change in accounting principle related to cooperative advertising funds. This change resulted in lower cost of sales with corresponding increases in selling, general and administrative expenses.
(2)Selling, general and administrative expenses are adjusted for certain non-recurring and other items.

Quarterly Financial Results (unaudited) (in thousands, except per share data)

                                16-Weeks  12-Weeks  12-Weeks   12-Weeks    16-Weeks     12-Weeks     12-Weeks     12-Weeks
                                  Ended     Ended     Ended     Ended       Ended        Ended        Ended         Ended
                                4/22/2000 7/15/2000 10/7/2000 12/30/2000 4/21/2001(a) 7/14/2001(a) 10/6/2001(a) 12/29/2001(a)
                                --------- --------- --------- ---------- ------------ ------------ ------------ -------------
Net sales...................... $677,582  $557,650  $552,138   $500,652    $729,359     $607,478     $598,793     $582,009
Gross profit...................  258,975   216,533   223,903    196,484     311,450      257,228      256,734      241,515
Income (loss) before
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle.....................      954    11,878    11,024       (685)      6,077       15,830       16,935      (14,235)
Extraordinary item, gain (loss)
 on debt extinguishment, net
 of $1,759 and $2,424
 income taxes, respectively....       --        --     2,933         --          --           --           --       (3,682)
Cumulative effect of a change
 in accounting principle, net
 of $1,360 income taxes........       --        --        --         --          --           --           --       (2,065)
                                --------  --------  --------   --------    --------     --------     --------     --------
Net income (loss).............. $    954  $ 11,878  $ 13,957   $   (685)   $  6,077     $ 15,830     $ 16,935     $(19,982)
                                ========  ========  ========   ========    ========     ========     ========     ========

---------------------
(a)Reflects the change in accounting principle related to the cooperative advertising funds.

Net Sales

   Net sales consist primarily of comparable store sales, new store net sales, service net sales, net sales to the wholesale dealer network and finance charges on installment sales. Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Each Parts America store that was acquired in the Western merger and subsequently converted to an Advance Auto Parts store has been included in the comparable store sales calculation after 13 complete accounting periods following the completion of its physical conversion to an Advance Auto Parts store. Additionally, the stores acquired in the Carport and Discount acquisitions will be included in the comparable store sales calculation following thirteen complete accounting periods following their system conversion to the Advance Auto Parts store system. We do not include net sales from the Western Auto retail stores in our comparable store sales calculation.

Cost of Sales

   Our cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs of our Western Auto stores. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. We seek to avoid fluctuation in merchandise costs by entering into long-term purchasing agreements with vendors in exchange for pricing certainty.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses are comprised of store payroll, store occupancy (including rent), net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses. We lease substantially all of our stores.

  Fiscal 2001 Compared to Fiscal 2000

   Net sales for 2001 were $2,517.6 million, an increase of $229.6 million, or 10.0%, over net sales for 2000. Net sales for the retail segment increased $252.4 million, or 11.6%. The net sales increase for the retail segment was due to an increase in comparable store sales of 6.2%, sales from the recently acquired Discount stores and contributions from new stores opened within the last year. The comparable store sales increase of 6.2% was a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores. Net sales for the wholesale segment decreased $22.8 million due to a decline in the number of dealer stores we serviced and lower average sales to each dealer.

   During 2001, we opened 110 new stores (including the 30 net stores from the Carport acquisition in April 2001), relocated 18 stores and closed 24 stores. Additionally, we acquired 671 stores in the Discount acquisition in November 2001 and closed two of these stores in December 2001, bringing the total number of stores to 2,484. We have increased the number of our stores participating in our commercial delivery program to 1,370, primarily as a result of adding 167 Discount stores with existing commercial delivery programs. Additionally, as of December 29, 2001, we supplied approximately 470 independent dealers through the wholesale dealer network.

   Gross profit for 2001, excluding non-recurring charges associated with our supply chain initiatives, was $1,076.0 million, or 42.7% of net sales, as compared to $895.9 million, or 39.2% of net sales, in 2000. The change in accounting principle accounted for approximately 220 basis points of the increase with the remaining increase attributable to positive shifts in product mix. The $8.3 million net gain recorded as a reduction to cost of sales during the first quarter of 2001 as a result of a vendor contract settlement was equally offset by higher cost of sales during the last three quarters of 2001 as a result of the new supplier contract. The gross profit for the retail segment, excluding non-recurring charges associated with our supply chain initiatives, was $1,062.0 million, or 43.9% of net sales, for 2001, as compared to $881.0 million, or 40.7% of net sales, in 2000. The increase in gross profit was primarily attributable to the change in accounting principle and positive shifts in product mix.

   Selling, general and administrative expenses, before merger and integration expenses, non-recurring charges and non-cash stock option compensation expense increased to $947.5 million, or 37.6% of net sales for 2001, from $801.5 million, or 35.0% of net sales for 2000. The change in accounting principle accounted for approximately 220 basis points of the increase with the remaining increase attributable to increased investment in store staffing and retention initiatives, which were put in place in the third quarter of 2000, and higher insurance costs due to adverse changes in the insurance market.

   EBITDA (operating income plus depreciation and amortization), as adjusted for merger and integration expenses, expenses associated with our supply chain initiatives, restructuring expenses, devaluation of assets held for sale and non-cash and other employee compensation, was $199.7 million in 2001 or 7.9% of net sales, as compared to $161.9 million, or 7.1% of net sales, in 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP, and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Our method for calculating EBITDA may differ from similarly titled measures reported by other companies. We believe certain non-recurring charges, non-cash and other employee compensation, and merger and integration expenses, should be eliminated from the EBITDA calculation to evaluate our operating performance.

   Interest expense for 2001 was $50.5 million, or 2.0% of net sales, as compared to $56.5 million, or 2.5% of net sales, in 2000. The decrease in interest expense was a result of lower average outstanding borrowings and a decrease in average interest rates over 2000.

   Our effective income tax rate was 38.1% of pre-tax income for 2001, as compared to 37.4% for 2000. This increase is a result of an increase in the amount of permanent differences between book and tax reporting treatment on total income tax expense.

   We recorded an extraordinary loss on the extinguishment of debt during the fourth quarter of 2001. This loss is the result of the write-off of $3.7 million, net of $2.4 million income taxes, of deferred debt issuance costs associated with refinancing our credit facility in connection with the Discount acquisition.

   We also recorded a loss of $2.1 million, net of $1.4 million of income taxes, for the cumulative effect of a change in accounting principle during the fourth quarter of 2001. This change in accounting principle is a result of our change in accounting method related to certain cooperative advertising funds received from vendors. This change resulted in the reduction of the cost of inventory acquired from vendors and the resulting costs of sales.

   After one-time expenses, we recorded net income of $18.9 million for 2001 as compared to net income of $26.1 million for 2000. As a percentage of sales, net income for fiscal 2001 was 0.8% as compared to 1.1% for 2000.

  Fiscal 2000 Compared to Fiscal 1999

   Net sales for 2000 were $2,288.0 million, an increase of $81.1 million, or 3.7%, over net sales for 1999. Net sales for the retail segment increased $149.9 million, or 7.4%. The net sales increase for the retail segment was due to an increase in the comparable store sales of 4.4% and contributions from new stores opened within the last year. The comparable store sales increase of 4.4% was primarily a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores and the converted Parts America stores. Net sales for the wholesale segment decreased 36.3% or $68.8 million due to a decline in the number of dealer stores serviced and lower average sales to each dealer.

   During 2000, we opened 140 new stores, relocated 10 stores and closed 28 stores, bringing the total retail segment stores to 1,729. At year end, we had 1,210 stores participating in our commercial delivery program, a result of adding 116 net stores to the program during 2000. Additionally, at December 30, 2000, we supplied approximately 590 independent dealers through the wholesale dealer network and our one store in California.

   Gross profit for 2000 was $895.9 million, or 39.2% of net sales, as compared to $802.8 million, or 36.4% of net sales, in 1999. The gross profit percentage increased 180 basis points due to the realization of certain purchasing synergies, fewer product liquidations and a decline in net sales of the lower margin wholesale segment. Additionally, lower inventory shrinkage accounted for approximately 60 basis points and lower logistics costs accounted for approximately 30 basis points of the increased gross profit margin. The higher shrinkage and logistics costs in 1999 were related to merchandise conversions and product liquidations resulting from the Western merger. The gross profit for the retail segment was $881.0 million, or 40.7% of net sales, for 2000, as compared to $792.0 million, or 39.3% of net sales, for 1999. During the fourth quarter of 2000, we recorded a gain as a reduction to cost of sales of $3.3 million related to a lawsuit against a supplier. The gain represents actual damages incurred under an interim supply agreement with the supplier, which provided for higher merchandise costs. Subsequent to December 30, 2000, we agreed to a cash settlement of $16.6 million from the supplier. The remainder of the cash settlement over the originally recorded gain, reduced by higher product costs incurred under the interim supply agreement and fees and expenses related to the settlement of the matter, was recognized as an $8.3 million reduction to cost of sales during the first quarter of 2001.

   Selling, general and administrative expenses, before impairment of assets held for sale, integration expenses and non-cash stock option compensation, increased to $801.5 million, or 35.0% of net sales, for 2000, from $740.5 million, or 33.5% of net sales, for fiscal 1999. The increase in selling, general and administrative expenses primarily is attributable to the continued sales decline in the wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the retail segment. Additionally, we incurred higher than expected medical claims as well as higher payroll, insurance and depreciation expense, partially offset by a decrease in net advertising costs, as a percentage of sales, as compared to 1999. We made certain investments in personnel and labor, which we believe are critical to our long-term success. The increase in depreciation expense is primarily related to the change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis.

   EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation and integration expenses, was $161.9 million in 2000, or 7.1% of net sales, as compared to $121.9 million, or 5.5% of net sales, in fiscal 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Our method for calculating EBITDA may differ from similarly titled measures reported by other companies. We believe certain non-recurring charges, non-cash and other employee compensation, and merger and integration expenses, should be eliminated from the EBITDA calculation to evaluate our operating performance.

   Interest expense for 2000 was $56.5 million, or 2.5% of net sales, as compared to $53.8 million, or 2.4% of net sales, for 1999. The increase in interest expense was a result of an increase in interest rates over 1999, offset by a decrease in net outstanding borrowings. During 2000, we repurchased $30.6 million of senior subordinated notes on the open market for $25.0 million.

   Our effective income tax rate was 37.4% of pre-tax income for 2000, as compared to 33.0% of pre-tax loss for 1999. This increase is due to our pre-tax income in 2000 and pre-tax loss in 1999 and the resulting effect of permanent differences between book and tax reporting treatment on total income tax expense (benefit). Due to uncertainties related to the realization of deferred tax assets for certain net operating loss carryforwards, we recognized additional valuation allowances of $0.9 million during 2000.

   We recorded net income of $26.1 million for 2000, as compared to a net loss of $19.6 million for 1999. In addition to the items previously discussed, we also recorded an extraordinary gain related to the early extinguishment of debt of $2.9 million, net of $1.8 million provided for income taxes and $0.9 million for the write-off of associated deferred debt issuance costs. As a percentage of sales, net income for 2000 was 1.1%, as compared to a net loss of 0.9% for 1999.

Liquidity and Capital Resources

   At December 29, 2001, we had outstanding indebtedness consisting of $355.4 million of senior subordinated notes, borrowings of $495.0 million under our senior credit facility, and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds.

   In connection with the Discount acquisition, we entered into the senior credit facility and issued $200.0 million in face amount of our senior subordinated notes. Upon consummation of the Discount acquisition, we used
$485 million of borrowings under the new senior credit facility and net proceeds of $185.6 million from the sale of the senior subordinated notes to
(1) fund the cash portion of the consideration paid to the Discount shareholders and in-the-money option holders, (2) repay $204.7 million in borrowings under Discount's credit facility (including repayment premiums of $5.8 million), (3) purchase Discount's Gallman distribution facility from the lessor for $34.1 million, (4) repay $270.3 million of borrowings under our prior credit facility, and (5) pay approximately $30 million in related transaction fees and expenses. At February 28, 2002, we had approximately $17.4 million in letters of credit outstanding and had no borrowings under the revolving credit facility, resulting in available borrowings of $142.6 million under the revolving credit facility.

   In 2001, net cash provided by operating activities was $105.2 million. This amount consisted of $18.9 million in net income, depreciation and amortization of $71.2 million, amortization of deferred debt issuance costs and bond discount of $3.3 million, impairment of assets held for sale of $12.3 million, amortization of stock option compensation of $11.7 million and an increase of $12.2 million of net working capital and other operating activities. Net cash used for investing activities was $451.0 million and was comprised primarily of capital expenditures of $63.7 million and cash consideration of $390.0 million in the Discount and Carport mergers. Net cash provided by financing activities was $345.9 million and was comprised primarily of net borrowings and issuance of equity.

   In 2000, net cash provided by operating activities was $103.8 million. This amount consisted of $26.1 million in net income, depreciation and amortization of $66.8 million, amortization of deferred debt issuance costs and bond discount of $3.1 million and a decrease of $7.8 million in net working capital and other operating activities. Net cash used for investing activities was $65.0 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $43.4 million and was comprised primarily of net repayments of long-term debts.

   In 1999, net cash used in operating activities was $19.3 million. This amount consisted of a $19.6 million net loss, offset by depreciation and amortization of $58.1 million, amortization of deferred debt issuance costs and bond discount of $3.2 million, and an increase of $61.0 million in net working capital and other operating activities. Net cash used for investing activities was $113.8 million and was comprised primarily of capital expenditures of $105.0 million and cash consideration of $13.0 million in the Western merger. Net cash provided by financing activities was $121.5 million and was comprised primarily of net borrowings.

   Our primary capital requirements have been the funding of our continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems, the Discount acquisition, the Western merger and the Carport acquisition. We have financed our growth through a combination of internally generated funds, borrowings under the credit facility and issuances of equity.

   Our new stores, if leased, require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $150,000 per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

   Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given year. We opened 140 new stores during 2000 and 80 new stores during 2001 (excluding stores acquired in the Carport and Discount acquisitions). In addition, we anticipate adding approximately 100 to 125 new stores through new store openings and selective acquisitions during 2002. Our capital expenditures were approximately $63.7 million in 2001 (excluding the Carport and Discount acquisitions). These amounts related to the new store openings, the upgrade of our information systems (including our new point-of-sale and electronic parts catalog system) and remodels and relocations of existing stores. In 2002, we anticipate that our capital expenditures will be approximately $105 million, of which approximately $34 million will involve conversion and other integration related capital expenditures associated with the Discount acquisition.

   Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We anticipate that inventory levels will continue to increase primarily as a result of new store openings.

   As part of normal operations, we continually monitor store performance, which results in our closing certain store locations that do not meet profitability objectives. In 2001, we closed three stores as part of 2000 restructuring activities and decided to close or relocate 39 additional stores that did not meet profitability objectives, 27 of which were closed or relocated at December 29, 2001. In addition, as part of our ongoing review of our store performance and our focus on increasing the productivity of our entire store base, we anticipate closing approximately 25 additional Advance Auto Parts stores in 2002. As a result of the Carport acquisition, we closed 21 acquired stores not expected to meet profitability objectives. As part of our integration of Discount, we expect to close 108 and 27 Discount and Advance stores, respectively, that are in overlapping markets, as well as Discount stores that do not meet profitability objectives. In addition, we made the decision to close a duplicative distribution facility located in Jeffersonville, Ohio.

   The Western merger, Carport acquisition and Discount acquisition also resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. In addition, we assumed certain restructuring and deferred compensation liabilities previously recorded by Western and Discount. At December 29, 2001, these reserves had a remaining balance of $23.6 million. At December 29, 2001, the total liability for the assumed restructuring and deferred compensation plans was $2.1 million and $4.3 million, respectively, of which $1.2 million and $2.3 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western employees, which can be changed upon 12 months' notice.

   We expect that funds provided from operations and available borrowings of approximately $142.6 million under our revolving credit facility at February 28, 2002, will provide sufficient funds to operate our business, make expected capital expenditures of approximately $105 million in 2002, finance our restructuring activities, redeem our industrial revenue bonds in November 2002 in an aggregate principal amount of $10 million and fund future debt service on our senior subordinated notes and our senior credit facility over the next 12 months.

Long Term Debt

   Senior Credit Facility. In connection with the Discount acquisition, we entered into a new senior credit facility consisting of (1) a $180 million tranche A term loan facility due 2006 and a $305 million tranche B term loan facility due 2007 and (2) a $160 million revolving credit facility (including a letter of credit subfacility). The senior credit facility is jointly and severally guaranteed by all of our domestic subsidiaries (including Discount and its subsidiaries) and is secured by substantially all of our assets and the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries).

   The tranche A term loan facility matures on November 30, 2006 and provides for amortization of $11.0 million at the end of the first year, semi-annual amortization aggregating $27.4 million in year two, $43.6 million in year three and $49.0 million in each of years four and five. The tranche B term loan facility matures on November 30, 2007 and amortizes in semi-annual installments of $2.5 million for five years commencing on November 30, 2002, with a final payment of $280.0 million due in year six. The revolving credit facility matures on November 30, 2006. The interest rate on the tranche A term loan facility and the revolving credit facility is based, at our option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. From July 14, 2002, the interest rates under the tranche A term loan facility and the revolving credit facility will be subject to adjustment according to a pricing grid based upon our leverage ratio (as defined in the senior credit facility). The initial margins are 3.50% and 2.50% for the adjusted LIBOR rate and alternate base rate borrowings, respectively, and can step down incrementally to 2.25% and 1.25%, respectively, if our leverage ratio is less than 2.00 to 1.00. The interest rate on the tranche B term loan facility is based, at our option, on either an adjusted LIBOR rate with a floor of 3.00% plus 4.00% per annum or an alternate base rate plus 3.00% per annum. A commitment fee of 0.50% per annum will be charged on the unused portion of the revolving credit facility, payable quarterly in arrears.

   Borrowings under the senior credit facility are required to be prepaid, subject to certain exceptions, in certain circumstances.

   The senior credit facility contains covenants restricting our ability and the ability of our subsidiaries to, among others things, (i) pay cash dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions, (iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to subsidiaries, (x) change the nature of the business conducted by us and our subsidiaries, (xi) change our passive holding company status and (xii) amend existing debt agreements or our certificate of incorporation, by-laws or other organizational documents. We are also required to comply with financial covenants in the credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a ratio of current assets to funded senior debt. We were in compliance with the above covenants under the senior credit facility at December 29, 2001.

   Senior Subordinated Notes. On October 31, 2001, in connection with the Discount acquisition, we sold an additional $200.0 million in senior subordinated notes at an issue price of 92.802%, yielding gross proceeds of approximately $185.6 million, the accreted value of which was $185.9 million at December 29, 2001. These senior subordinated notes were an addition to the $200.0 million face amount of existing senior subordinated notes that we issued in connection with the recapitalization in April 1998, of which $169.5 million was outstanding at December 29, 2001. All of the notes mature on April 15, 2008 and bear interest at 10.25%, payable semi-annually on April 15 and October 15. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of our existing and future restricted subsidiaries that guarantees any indebtedness of us or any restricted subsidiary. The notes are redeemable at our option, in whole or in part, at any time on or after April 15, 2003, in cash at certain redemption prices plus accrued and unpaid interest and liquidating damages, if any, at the redemption date. The indentures governing the notes also contain certain covenants that limit, among other things, our and our subsidiaries' ability to incur additional indebtedness and issue preferred stock, pay dividends or make certain other distributions, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries, redeem subordinated debt, sell assets, enter into any agreements that restrict dividends from restricted subsidiaries and enter into certain mergers or consolidations.

   Industrial Revenue Bonds. Our obligations relating to the industrial revenue bonds include an interest factor at a variable rate and will require no principal payments until maturity in November 2002.

Seasonality

   Our business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statements of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities--an Amendment of SFAS No. 133," which amended the accounting and reporting standards for certain risks related to normal purchases and sales, interest and foreign currency transactions addressed by SFAS No. 133. We adopted SFAS No. 133 on December 31, 2000 with no material impact on our financial position or results of operations.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. We implemented SFAS No. 140 during the first quarter of 2001. The implementation had no impact on our financial position or results of operations.

   In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses accounting and reporting for all business combinations and requires the use of the purchase method for business combinations. SFAS No. 141 also requires recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite useful lives are no longer amortized but are instead subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for our existing goodwill and intangible assets beginning on December 30, 2001. SFAS No. 142 is effective immediately for goodwill and intangibles acquired after June 30, 2001. For 2001, we had amortization expense of approximately $444 related to existing goodwill of $3,251 at December 29, 2001. Such amortization will be eliminated upon adoption of SFAS No. 142. Although we are currently evaluating the impact of other provisions of SFAS Nos. 141 and 142, we do not expect that the adoption of these statements will have a material impact on our financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for 2003. We do not expect SFAS No. 143 to have a material impact on our financial position or results of operations.

   In August 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces both SFAS No. 121, "Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the basic provisions from both SFAS 121 and APB 30 but includes changes to improve financial reporting and comparability among entities. We will adopt the provisions of SFAS 144 during the first quarter of 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

Risk Factors

Risks Relating to Our Business

We will not be able to expand our business if our growth strategy is not successful.

   We have increased our store count significantly from 814 stores at the end of 1997 to 2,484 stores at December 29, 2001. We intend to continue to expand our base of stores as part of our growth strategy, primarily by opening new stores. There can be no assurance that this strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things, our ability to manage the expansion and hire, train and retain qualified sales associates, the availability of potential store locations in highly visible, well-trafficked areas and the negotiation of acceptable lease terms for new locations. There can be no assurance that we will be able to open and operate new stores on a timely or profitable basis or that opening new stores in markets we already serve will not harm existing store profitability or comparable store sales. The newly opened and existing stores' profitability will depend on our ability to properly merchandise, market and price the products required in their respective markets.

   Furthermore, we may acquire or try to acquire stores or businesses from, make investments in, or enter into strategic alliances with, companies that have stores or distribution networks in our current markets or in areas into which we intend to expand our presence. Any future acquisitions, investments, strategic alliances or related efforts will be accompanied by risks, including:

   .   the difficulty of identifying appropriate acquisition candidates;

   . the difficulty of assimilating and integrating the operations of the respective entities;

   . the potential disruption to our ongoing business and diversion of our management's attention;

   . the inability to maintain uniform standards, controls, procedures and policies; and

   . the impairment of relationships with employees and customers as a result of changes in management.

   We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with these acquisitions, investments, strategic alliances or related efforts.

We may not be able to implement our business strategy successfully, including increasing comparable store sales, enhancing our margins and increasing our return on capital, which could adversely affect our business, financial condition and results of operations.

   We have implemented numerous initiatives to increase comparable store sales, enhance our margins and increase our return on capital in order to increase our earnings and cash flow. If these initiatives are unsuccessful, or if we are unable to implement the initiatives efficiently and effectively, our business, financial condition and results of operations could be adversely affected.

   Successful implementation of our growth strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. These include adverse changes in:

   . general economic conditions and conditions in local markets, which could reduce our sales;

   . the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices or increase spending;

   . the automotive aftermarket parts manufacturing industry, such as consolidation, which may disrupt or sever one or more of our vendor relationships;

   . our ability to anticipate and meet changes in consumer preferences for automotive products, accessories and services in a timely manner; and

   . our continued ability to hire and retain qualified personnel, which depends in part on the types of recruiting, training and benefit programs we adopt.

We may not be able to integrate Discount successfully, which could adversely affect our business, financial condition and results of operations.

   We acquired Discount to capitalize on its leading market position in Florida, to increase our store base in our Southeastern markets and to create the opportunity for potential cost savings through operational synergies. Achieving the expected benefits of the Discount acquisition will depend in large part on integrating Discount's operations and personnel in a timely and efficient manner. Some of the difficulties we will have to overcome include:

   . successfully converting Discount's information and accounting systems to ours;

   . integrating our distribution operations with Discount's distribution operations;

   . implementing and maintaining uniform standards, controls, procedures and policies on a company-wide basis;

   . properly identifying and closing unnecessary stores, operations and facilities; and

   .   maintaining good and profitable relationships with suppliers.

   If we cannot overcome the challenges we face integrating Discount, our ability to manage Discount's business effectively and profitably could suffer. In addition, key employees may leave, supplier relationships may be disrupted and customer service standards could deteriorate. Moreover, the integration process itself may be disruptive to our business and Discount's business as it will divert the attention of management from its normal operational responsibilities and duties.

   Consequently, we cannot assure you that Discount can be successfully integrated with our business or that any of the anticipated efficiencies or cost savings will be realized, or realized within the expected time frame, or that revenues will not be lower than expected, any of which could harm our business, financial condition and results of operations.

If demand for products sold by our stores slows, our business, financial condition and results of operations will suffer.

   Demand for products sold by our stores depends on many factors and may slow for a number of reasons, including:

   . the weather, as vehicle maintenance may be deferred during periods of inclement weather; and

   . the economy, as during periods of good economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own cars. In periods of declining economic conditions, both DIY and DIFM customers may defer vehicle maintenance or repair.

   If any of these factors cause demand for the products we sell to decline, our business, financial condition and results of operations will suffer.

We depend on the services of our existing management team and may not be able to attract and retain additional qualified management personnel.

   Our success depends to a significant extent on the continued services and experience of our executive officers and senior management team. If for any reason our senior executives do not continue to be active in management, our business could suffer. We have entered into employment agreements with some of our executive officers and senior management; however, these agreements do not ensure their continued employment with us. Additionally, we cannot assure you that we will be able to attract and retain additional qualified senior executives as needed in the future, which could adversely affect our financial condition and results of operations.

If we are unable to compete successfully against other companies in the retail automotive parts industry, we could lose customers and our revenues may decline.

   The retail sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including price, name recognition, customer service and location. We compete primarily with national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive replacement parts, accessories and maintenance items. Some of our competitors possess advantages over us, including substantially greater financial and marketing resources, a larger number of stores, longer operating histories, greater name recognition, larger and more established customer bases and more established vendor relationships. Our response to these competitive disadvantages may require us to reduce our prices or increase our spending, which would lower revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines or require us to discontinue current product offerings or change some of our current operating strategies. If we do not have the resources or expertise or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and our revenues may decline.

Disruptions in our relationships with vendors or in our vendors' operations could increase our cost of goods sold.

   Our business depends on developing and maintaining close relationships with our vendors and upon the vendors' ability or willingness to sell products to us at favorable prices and other terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, the trend towards consolidation among automotive parts suppliers may disrupt or sever our relationship with some vendors, and could lead to less competition and, consequently, higher prices.

Risks Relating to Our Financial Condition

Our level of debt and restrictions in our debt instruments may limit our ability to take certain actions, including obtaining additional financing in the future, that we would otherwise consider in our best interest.

   We currently have a significant amount of debt. At December 29, 2001, we had total debt of approximately $860.4 million. Our high level of debt could have important consequences to you. For example, it could:

   .   impair our ability to implement our growth strategy;

   . impair our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions or other purposes in the future;

   .   place us at a disadvantage compared to competitors that have less debt;

   .   restrict our ability to adjust rapidly to changing market conditions;

   . increase our vulnerability to adverse economic, industry and business conditions; or

   . cause our interest expense to increase if interest rates in general were to increase because a portion of our indebtedness bears interest at a floating rate.

Our ability to service our debt will require a significant amount of cash and our operations may not generate the amount of cash we need.

   We will need a significant amount of cash to service our debt. Our ability to generate cash depends on our successful financial and operating performance. We cannot assure you that we will generate sufficient cash flow from operations or that we will be able to obtain sufficient funding to satisfy all of our obligations. Our financial and operational performance also depends upon a number of other factors, many of which are beyond our control. These factors include:

   . economic and competitive conditions in the automotive aftermarket industry; and

   . operating difficulties, operating costs or pricing pressures we may experience.

   If we are unable to service our debt, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our debt or raising additional equity capital. However, we cannot assure you that any alternative strategies will be feasible or prove adequate. Also, some alternative strategies would require the consent of at least a majority in interest of the lenders under the senior credit facility, the holders of our senior subordinated notes and the holders of our discount notes, and we can provide no assurances that we would be able to obtain this consent. If we are unable to meet our debt service obligations and alternative strategies are unsuccessful or unavailable, our lenders would be entitled to exercise various remedies, including foreclosing on our assets. Under those circumstances, our investors may lose all or a portion of their investments.

The covenants governing our debt impose significant restrictions on us.

   The terms of our senior credit facility and the indenture for our senior subordinated notes impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

   .   incurring or guaranteeing additional indebtedness;

   . paying dividends or making distributions or certain other restricted payments;

   .   making capital expenditures and other investments;

   .   creating liens on our assets;

   .   issuing or selling capital stock of our subsidiaries;

   .   transferring or selling assets currently held by us;

   .   repurchasing stock and certain indebtedness;

   .   engaging in transactions with affiliates;

   . entering into any agreements that restrict dividends from our subsidiaries; and

   .   engaging in mergers or consolidations.

   The failure to comply with any of these covenants would cause a default under our indenture and other debt agreements. Furthermore, our senior credit facility contains certain financial covenants, including establishing a maximum leverage ratio and requiring us to maintain a minimum interest coverage ratio and a funded senior debt to current assets ratio, which, if not maintained by us, will cause us to be in default under our senior credit facility. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may not be on terms that are acceptable to us.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks.

   We currently utilize no material derivative financial instruments that expose us to significant market risk. We are exposed to cash flow and fair value risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Our future exposure to interest rate risk decreased during 2001 due to decreased interest rates and reduced variable rate debt.

   Our fixed rate debt consists primarily of outstanding balances on our senior discount debentures and senior subordinated notes. Our variable rate debt relates to borrowings under the senior credit facility and the industrial revenue bonds. Our variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

   The table below presents principal cash flows and related weighted average interest rates on long-term debt we had outstanding at December 29, 2001, by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at December 29, 2001. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                     Fair
                 Fiscal   Fiscal   Fiscal   Fiscal   Fiscal                         Market
                  2002     2003     2004     2005     2006    Thereafter  Total     Value
                 -------  -------  -------  -------  -------  ---------- --------  --------
                                           (dollars in thousands)
Long-term debt:
Fixed rate......      --       --       --       --       --   $369,450  $369,450  $362,044
Weighted average
  interest rate.      --       --       --       --       --      10.3 %    10.3 %
Variable rate... $23,715  $32,385  $48,578  $53,975  $63,975   $282,372  $505,000  $505,000
Weighted average
  interest rate.     5.9%    7.9 %    9.1 %    9.5 %    9.9 %     10.3 %     8.6 %

Item 8.  Financial Statements.

   See financial statements included in "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The following table provides information about our executive officers and directors at March 27, 2002. Each person holds the same position or positions with Advance and Advance Auto at March 27, 2002.

Name                   Age                        Position
----                   ---                        --------
Nicholas F. Taubman... 67  Chairman of the Board
Garnett E. Smith(1)... 62  Vice Chairman of the Board
Lawrence P. Castellani 56  Chief Executive Officer and Director
Jimmie L. Wade........ 47  President and Chief Financial Officer
David R. Reid......... 39  Executive Vice President and Chief Operating Officer
Paul W. Klasing....... 42  Executive Vice President, Merchandising and Marketing
Eric M. Margolin...... 48  Senior Vice President, General Counsel and Secretary
Jeffrey T. Gray....... 37  Senior Vice President, Controller, Assistant Secretary
Robert E. Hedrick..... 54  Senior Vice President, Human Resources
Shirley L. Stevens.... 53  Senior Vice President and Chief Information Officer
Timothy C. Collins.... 45  Director
Mark J. Doran(2)...... 38  Director
Peter J. Fontaine(2).. 48  Director
Paul J. Liska......... 46  Director
Stephen M. Peck(2).... 67  Director
Glenn Richter(2)...... 40  Director
John M. Roth(1)....... 43  Director
William L. Salter(1).. 58  Director
Ronald P. Spogli...... 54  Director

---------------------
(1) Member of Compensation Committee of Advance Auto.
(2) Member of Audit Committee of Advance Auto.

   Mr. Taubman, our Chairman of the Board of Directors, joined us in 1956. Mr. Taubman has served as our Chairman since January 1985 and served as our Chief Executive Officer from January 1985 to July 1997. From 1969 to 1984, Mr. Taubman served as our President. In addition, Mr. Taubman served as our Secretary and Treasurer from May 1992 to February 1998.

   Mr. Smith, our Vice Chairman of the Board of Directors, joined us in November 1959. Mr. Smith was named Vice Chairman of the Board in February 2000. From August 1997 to February 2000, Mr. Smith served as our Chief Executive Officer, and from January 1985 to October 1999, served as our President. From January 1985 until July 1997, Mr. Smith served as our Chief Operating Officer. Mr. Smith has also served in numerous other positions with us, including Executive Vice President and General Manager, Vice President of Purchasing, Buyer and Store Manager.

   Mr. Castellani, joined us in February 2000 as our Chief Executive Officer and as a Director. Prior to joining us, Mr. Castellani served as President and Chief Executive Officer of Ahold Support Services in Latin America (a division of Royal Ahold, a supermarket company) from February 1998 to February 2000, as Executive Vice President of Ahold USA through 1997, and as Chief Executive Officer of Tops Friendly Markets from 1991 through the end of 1996.

   Mr. Wade, our President and Chief Financial Officer, joined us in February 1994. Mr. Wade was named President in October 1999 and Chief Financial Officer in March 2000. Mr. Wade also served as our Secretary from March 2000 until March 2001. From 1987 to 1993, Mr. Wade was Vice President, Finance and Operations, for S.H. Heironimus, a regional department store company, and from 1979 to 1987, he was Vice President of Finance for American Motor Inns, a hotel company. Mr. Wade is a certified public accountant.

   Mr. Reid, our Executive Vice President and Chief Operating Officer, joined us in October 1984 and has held his current position since October 1999. From August 1999 to August 2000, Mr. Reid served as the Chief Executive Officer of Western Auto Supply Company. Immediately prior to assuming this position, Mr. Reid was our Senior Vice President with responsibility for real estate and store support. Mr. Reid has been a Vice President, Store Support and has also served in various training and store operations positions as Store, Regional and Division Manager.

   Mr. Klasing, our Executive Vice President, Merchandising and Marketing, joined us in April 1995 and has held his current position since October 1999. From July 1997 to October 1999, Mr. Klasing served as our Senior Vice President, Purchasing. From April 1995 to July 1997, Mr. Klasing held various other positions with us.

   Mr. Margolin, our Senior Vice President, General Counsel and Secretary, joined us in April 2001. From 1993 to June 2000, Mr. Margolin was Vice President, General Counsel and Secretary of Tire Kingdom, Inc., now TBC Corporation, a retailer of tires and provider of automotive services. From 1985 to 1993, Mr. Margolin served as the general counsel for several companies in the apparel manufacturing and retail field.

   Mr. Gray, our Senior Vice President, Controller and Assistant Secretary, joined us in March 1994 and has held his current position since April 2000. From March 1994 to March 2000, Mr. Gray held several positions with us, most recently as Vice President of Inventory Management. From 1993 to 1994, Mr. Gray served as controller of Hollins University, and from 1987 to 1993, Mr. Gray was employed by KPMG LLP, a public accounting firm. Mr. Gray is a certified public accountant.

   Mr. Hedrick joined us in May 2001 as our Senior Vice President, Human Resources. Mr. Hedrick was previously Vice President, Human Resources for Foodbrands America from January 1997 to April 2001, and before that held various positions in human resources over a 20 year period with Sara Lee Corporation, a producer, marketer and distributor of frozen and refrigerated processed food.

   Ms. Stevens, our Senior Vice President and Chief Information Officer, joined us in July 1979 and has held her current position since July 1997. From 1979 until June 1997, Ms. Stevens held several positions with us, most recently as Vice President of Systems Development.

   Mr. Collins became a member of our board of directors in April 1998.
Mr. Collins is Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C., a private investment firm formed by him in October 1995. From February 1990 to October 1995, Mr. Collins was a Senior Managing Director of the New York office of Onex Corporation, a leveraged buy out group headquartered in Canada. Mr. Collins is also a director of WRC Media, Inc., Nippon Columbia Co., Ltd., Niles Parts Co., Ltd., Western Multiplex Corporation, Asbury Automotive Group, Inc., Shinsei Bank, and other privately held Ripplewood portfolio companies.

   Mr. Doran became a member of our board of directors in April 1998. Mr. Doran joined Freeman Spogli & Co. in 1988 and became a principal in January 1998. Mr. Doran is also a director of Century Maintenance Supply, Inc.

   Mr. Fontaine became a member of our board of directors on December 12, 2001. Mr. Fontaine was with Discount since 1975. Mr. Fontaine was elected Secretary and Treasurer of Discount in 1979, Executive Vice President-Operations in 1992, Chief Operating Officer in 1993 and President, Chief Executive Officer and Chairman of the Board in July 1994. Mr. Fontaine stepped down from his position as President of Discount effective February 1, 1997, and resigned his position as Chairman of the Board in November 2001 and Chief Executive Officer in January 2002.

   Mr. Liska became a member of our board of directors in January 2002. Mr. Liska has served as Executive Vice President and Chief Financial Officer of Sears since June 2001. Prior to joining Sears, Mr. Liska held the position of Executive Vice President and Chief Financial Officer of The St. Paul Companies, Inc. from February 1997 to May 2001. In March 1994 he joined Specialty Foods Corporation as Senior Vice President and Chief Financial Officer, becoming Chief Operating Officer in December 1994 and President and Chief Executive Officer in March 1996.

   Mr. Peck became a member of our board of directors in January 2002. Mr. Peck is a general partner of Wilderness Partners, L.P., a private partnership, a general partner of the Torrey Funds, LLC, and the chairman of the Board of Trustees and the Executive Committee of Mount Sinai/NYU Health, Mount Sinai Hospital and Mount Sinai School of Medicine. Mr. Peck also serves as a member of the board of directors of Fresenius Medical Care, OFFIT Investment Funds, Canarc Resource Corp., Banyan Strategic Realty Trust, Boston Life Sciences, Inc. and The Jewish Theological Seminary. He also serves as a member of the Advisory Board of Brown Simpson Asset Management.

   Mr. Richter became a member of our board of directors in January 2002. Mr. Richter has served as Senior Vice President of Finance for Sears since July 2001. In February 2000, Mr. Richter joined Sears as Vice President and Controller. Prior to joining Sears, he was with Dade Behring International, serving as the Senior Vice President and Chief Financial Officer from April 1999 to February 2000 and the Senior Vice President and Corporate Controller from January 1997 to April 1999. Prior to that, Mr. Richter held various financial and strategic positions at PepsiCo and was also a consultant at McKinsey & Company.

   Mr. Roth became a member of our board of directors in April 1998. Mr. Roth joined Freeman Spogli & Co. in March 1988 and became a principal in March 1993. Mr. Roth is also a director of AFC Enterprises, Inc., Galyan's Trading Company, Inc. and Asbury Automotive Group, Inc.

   Mr. Salter became a member of our board of directors in April 1999.
Mr. Salter is the retired President of the Specialty Retail Division of Sears. From November 1996 to March 1999 Mr. Salter served as President of the Home Stores division of Sears. From October 1995 to November 1996 he served as the President of the Hardlines division of Sears and from April 1993 to October 1995 he served as the Vice President and General Manager of the Home Appliances and Electronics Division of Sears.

   Mr. Spogli became a member of our board of directors in August 2001. He was previously one of our directors from the April 1998 recapitalization until the closing of the Western merger in November 1998. Mr. Spogli is a principal of Freeman Spogli & Co., which he co-founded in 1983. Mr. Spogli also serves as a member of the board of directors of Hudson Respiratory Care Inc., Century Maintenance Supply, Inc., AFC Enterprises, Inc. and Galyan's Trading Company, Inc.

   Our board of directors currently consists of 12 members. All directors are elected annually and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

   Executive officers are elected by, and serve at the discretion of, our board of directors. We have entered into employment agreements with certain of our executive officers. There are no family relationships among any of our directors or executive officers.

Board Committees

   Advance Auto currently has an audit committee and a compensation committee.

   Audit Committee. Messrs. Doran, Fontaine, Peck and Richter currently serve as members of the audit committee. Mr. Peck is the chairman of the audit committee. The audit committee is responsible for recommending to the board of directors of Advance Auto the appointment of our independent auditors, analyzing the reports and recommendations of the auditors and reviewing our internal audit procedures and controls.

   Compensation Committee.   Messrs. Roth, Salter and Smith currently serve as
members of the compensation committee. Each member of the compensation committee is a non-employee director of Advance and Advance Auto. The compensation committee is responsible for reviewing and recommending the compensation structure for our officers and directors, including salaries, participation in incentive compensation, benefit and stock option plans, and other forms of compensation.

Compensation Committee Interlocks and Insider Participation

   The compensation committee of the board of directors determines the compensation of our officers and directors. During fiscal 2001, Messrs. Roth, Salter and Smith served on the compensation committee. Mr. Smith also served as one of our officers during 2001, but did not participate in the approval of matters related to his compensation. None of our executive officers currently serves on the compensation committee or board of directors of any other company of which any members of our compensation committee is an executive officer.

Director Compensation

   Advance Auto has adopted a compensation program whereby each director who is not one of our employees or a designee of Freeman Spogli & Co., Sears, Roebuck and Co. or Ripplewood Partners, L.P. to our board of directors, will receive
(1) a $10,000 annual retainer, (2) $2,000 per board meeting, or $1,000 if attendance is telephonic, and (3) if a committee meeting is held on any day other than a day on which a board meeting is held, $750 per committee meeting, or $375 if attendance is telephonic. In addition, upon their appointment to the board, each of these directors will receive an initial grant of 7,500 options to purchase Advance Auto common stock that vest over three years, conditioned upon continued service as a board member. They will also receive an annual grant of 5,000 options, subject to the same terms. In addition, we reimburse all of our directors for their reasonable expenses in attending meetings and performing duties as directors.

Executive Employment Agreements

   Mr. Castellani was appointed our Chief Executive Officer and began employment on February 1, 2000, at which time he signed an employment and non-competition agreement. Mr. Castellani signed an irrevocable acceptance letter with us in December 1999 that obligated us to pay him a signing bonus of $3.3 million. The signing bonus of $3.3 million was accrued at January 1, 2000 and was paid in the first quarter of 2000. Approximately $1.9 million of the bonus was used to purchase shares of Advance Auto common stock pursuant to a restricted stock agreement, which limits the sale or transfer of rights to the stock until 180 days after the closing of Advance Auto's equity offering effective March 6, 2002. This portion of the bonus was deferred and is being amortized over the two-year term of the contract. Mr. Castellani's employment contract has an initial term of two years, and renews automatically each year thereafter unless terminated by us or Mr. Castellani. The contract provides for a base salary of $600,000, subject to annual increases at the discretion of the board of directors, and an annual cash bonus based on our achievement of performance targets established by the board of directors. In the event
Mr. Castellani is terminated without cause, or terminates his employment for good reason, as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment, and the pro rata share of the bonus due to Mr. Castellani prior to the termination of employment. Mr. Castellani has agreed not to compete with us, to preserve our confidential information, not to recruit or employ our employees to or in other businesses and not to solicit our customers or suppliers for competitors.

   On April 15, 1998, Mr. Smith entered into an employment and non-competition agreement with us, which was amended effective April 2001. In January 2000, Mr. Smith was named as our Vice Chairman. The agreement has a term of one year, renewing automatically each year thereafter unless terminated by us or Mr. Smith. The agreement provides for a base salary of $200,000, effective April 1, 2000, and is subject to annual increases at the discretion of our board of directors. Additionally, Mr. Smith may earn annual cash bonuses based on our achievement of performance targets established by our board of directors. The bonus to be paid upon achievement of targets will be consistent in amount with the bonuses paid to Mr. Smith by us historically. In the event Mr. Smith is terminated without cause, or terminates his employment for good reason, as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment, and the pro rata share of the bonus due to Mr. Smith prior to termination of employment. Mr. Smith has agreed not to compete with us, to preserve our confidential information, not to recruit or employ our employees to or in other businesses and not to solicit our customers or suppliers for competitors.

   On April 15, 1998, Messrs. Reid, Wade and Klasing and Ms. Stevens entered into employment agreements with us. These agreements contain severance provisions that provide for one year of base salary upon termination of employment, by us without cause or by the employee with good reason as defined in the employment agreement, less any amounts earned in other employment, and the pro rata share of the bonus due to the employee prior to the termination of employment. The agreements extend from year-to-year unless terminated by the employee or us. Other provisions require us to pay bonuses earned by the employee upon our achievement of targets relating to sales, earnings and return on invested capital that are approved by our board of directors, and an agreement by the employee not to compete with us, to preserve our confidential information, not to recruit or employ our employees to or in other businesses and not to solicit our customers or suppliers for competitors.

Consulting Agreement

   On April 15, 1998, Mr. Taubman entered into a consulting and non-competition agreement with us, which was amended effective April 2001. The agreement requires us to pay consulting fees in an amount of $300,000 per annum, plus an annual bonus of up to $300,000 based upon the achievement of targeted performance goals established by our board of directors. In 1999, 2000 and 2001, Mr. Taubman earned $400,000, $320,000 and $563,400, respectively, pursuant to the consulting agreement. The agreement will terminate on April 15, 2002. Mr. Taubman has agreed not to compete with us, to preserve our confidential information, not to recruit or employ our employees to or in other businesses and not to solicit our customers or suppliers for competitors. Pursuant to the consulting agreement, we and Mr. Taubman have entered into an indemnity agreement whereby we will indemnify Mr. Taubman for actions taken as an officer or director of, or consultant to, us to the fullest extent permitted by law.

Discount Change of Control Employment Agreements and Severance Plan

   Each of C. Michael Moore, Discount's Executive Vice President-Finance and Chief Financial Officer, Michael Harrah, Discount's Vice President-Information Systems, Clement Bottino, Discount's Vice President-Human Resources, David Viele, Discount's Vice President-Purchasing, C. Roy Martin, Discount's
Vice President-Supply Chain and Logistics, Tom Merk, Vice President-Sales and Marketing and three non-executive officers of Discount has a change of control employment agreement with Discount that provides that each of them is entitled to severance benefits upon a termination or constructive termination of his employment that occurs during a specified period following our acquisition of Discount, unless the termination is for cause or by the officer for other than good reason, as defined in the agreements, prior to one year following the change of control.

   The extent of the severance benefits and the manner in which they are paid are dependent on the position and tenure of the officer, which determines the applicable employment period, and the reason the officer's employment was terminated. The applicable employment period for Mr. Moore is set at thirty-six months and the applicable employment period for each of the other officers is determined based on a formula that gives specified credit for the executive's position with Discount and separate credit for the executive's tenure with Discount.

   The agreements also provide for specified salary and benefits to be paid to the officers upon a termination of employment as a result of death or disability. The agreement with Mr. Moore provides for a payment, if necessary, intended to make him whole for any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, with respect to any payment or benefit that he may receive.

   The approximate lump sum severance payment that would be due under the change of control employment agreements for Messrs. Harrah, Bottino,Viele, Martin and Merk, if their employment were to be terminated by us without cause, would be $255,400, $358,500, $379,800, $176,800 and $247,900, respectively. The approximate lump sum severance payment that would be due under the change of control employment agreement for Mr. Moore, if his employment had been terminated by us without cause at November 28, 2001 would be $866,800, plus any applicable "gross-up" payment required to compensate him for any excise tax imposed on him, as discussed above.

   The total cost for all severance payments and benefits that would be owed under all of these change of control employment agreements and arrangements if each participant's employment had been terminated without cause immediately after the Discount acquisition, and any "gross-up" payment required to be made to Mr. Moore, as described above, would have been approximately $9.0 million.

   In addition to the above benefits that may accrue upon termination of the officer, the change of control employment agreements and arrangements with other non-executive employees provide for benefits during the participant's continued employment with us following the closing of the acquisition. These benefits include salary protections and provisions that entitle the officer to receive similar benefits as those offered to other officers, including participation in bonus and incentive compensation plans and programs, medical, life and other insurance benefits, vacation, reimbursement of expenses and indemnification and director and officer liability insurance.

   The change of control employment agreements also provide that for a period of time during the continued employment of the officer with us following the closing of the Discount acquisition or following termination of employment of the officer, the officer will not (1) act in any manner or capacity in or for any business entity that competes with Discount, (2) divulge any confidential information of Discount to a third party, except for the benefit of Discount or when required by law, and (3) solicit or hire away any person who was an employee of Discount on the effective date of the Discount acquisition.

Item 11.  Executive Compensation.

   The following table sets forth the compensation received by our Chief Executive Officer and the four other most highly compensated executives serving as officers at the end of our last completed fiscal year. We refer to these individuals as our named executive officers.

                          Summary Compensation Table

                                                                                        Long Term
                                                                                       Compensation
                                                             Annual Compensation          Awards
                                                       --------------------------      ------------
                                                                                        Securities
                                                       Fiscal                           Underlying     All Other
Name and Principal Position                             Year   Salary    Bonus         Options/SARs Compensation/(2)/
---------------------------                            ------ -------- ----------      ------------ ----------------
Lawrence P. Castellani................................  2001  $622,116 $  391,800          60,000        $5,100
 Chief Executive Officer                                2000   542,308     75,000       1,050,000            --
                                                        1999        --  3,272,700/(1)/         --            --

Jimmie L. Wade........................................  2001  $288,270 $  218,985          35,000        $6,460
 President and Chief Financial Officer                  2000   265,865    128,502          30,000         6,336
                                                        1999   174,421    158,026          34,500         6,080

David R. Reid.........................................  2001  $258,847 $  179,571          27,500        $6,460
 Executive Vice President and Chief Operating Officer   2000   250,000     84,923          25,000         6,379
                                                        1999   198,808    156,625          34,500         6,080

Paul W. Klasing.......................................  2001  $222,116 $  136,571          25,000        $6,460
 Executive Vice President, Merchandise and Marketing    2000   184,128     80,605          18,000         6,298
                                                        1999   151,031    139,359          34,500         6,080

Shirley L. Stevens....................................  2001  $180,846 $   82,408          10,000        $7,875
 Senior Vice President and Chief Information Officer    2000   172,782     61,820          10,000         6,302
                                                        1999   164,665    130,840           8,000         6,080

---------------------
(1) Mr. Castellani received a signing bonus that was accrued on January 1, 2000 in connection with his appointment as Chief Executive Officer.
    Approximately $1.9 million of the bonus was used to purchase shares of Advance Auto's common stock.
(2) Consists of matching contributions made by us under our 401(k) savings plan.

Option Grants in Last Fiscal Year

   The following table sets forth information concerning options to purchase Advance Auto common stock granted in 2001 to each of the named executive officers.




                                       Individual Grants
-                      -------------------------------------------------  Potential Realizable Value at
                       Number of   Percent of                                Assumed Annual Rates of
                       Securities Total Options                              Price Appreciation for
                       Underlying  Granted to    Exercise or                    Option Term/(2)/
                        Options   Employees in   Base Price    Expiration -----------------------------
Name                    Granted       2001      per share/(1)/    Date         5%             10%
----                   ---------- ------------- -------------  ----------   --------      ----------
Lawrence P. Castellani   60,000       17.8%        $21.00        4/5/08   $512,947      $1,195,384
Jimmie L. Wade........   35,000       10.4%         21.00        4/5/08    299,219         697,307
David R. Reid.........   27,500        8.1%         21.00        4/5/08    235,100         547,884
Paul W. Klasing.......   25,000        7.4%         21.00        4/5/08    213,728         498,076
Shirley L. Stevens....   10,000        3.0%         21.00        4/5/08     85,500         199,200

---------------------
(1) Represents the fair market value of the underlying shares of Advance Auto common stock at the time of the grant, as determined by our board of directors.
(2) The potential realizable value is calculated assuming that the fair market value of Advance Auto's common stock appreciates at the indicated annual rate compounded annually for the entire seven-year term of the option, and that the option is exercised and the underlying shares of the common stock sold on the last day of its seven-year term for the appreciated stock price. The assumed 5% and 10% rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of the future prices or market value of Advance Auto's common stock.

Fiscal Year-End Option Values

   The following table sets forth information with respect to our named executive officers concerning option exercises for 2001 and exercisable and unexercisable stock options held at December 29, 2001. No options were exercised by these officers during the year ended December 29, 2001.

                                Number of Securities
                               Underlying Unexercised     Value of Unexercised
                                     Options at          In-the-Money Options at
                                  December 29, 2001      December 29, 2001/(1)/
                              ------------------------- -------------------------
                              Exercisable Unexercisable Exercisable Unexercisable
                              ----------- ------------- ----------- -------------
Lawrence P. Castellani.......   350,000      760,000    $9,138,500   $19,840,000
Jimmie L. Wade...............    41,333       58,167     1,332,007     1,612,078
David R. Reid................    39,667       47,333     1,281,623     1,315,937
Paul W. Klasing..............    37,333       40,167     1,211,087     1,109,738
Shirley L. Stevens...........    33,667       19,333     1,100,243       542,647

---------------------
(1) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value underlying Advance Auto common stock on December 29, 2001 of $47.05.

Stock Subscription Plans

   Advance Auto has adopted stock subscription plans pursuant to which, at or since the 1998 recapitalization, certain directors, officers and key employees have purchased 747,550 shares, net of cancellations, of Advance Auto's outstanding common stock at the fair market value at the time of purchase. Agreements entered into in connection with the stock subscription plans provide for certain restrictions on transferability. Approximately $3.2 million of the purchase price for these shares has been paid by delivery of full recourse promissory notes bearing interest at the prime rate and due five years from their inception, secured by all of the stock each individual purchased under the plans. At December 29, 2001, $2.7 million under these notes remained outstanding.

   Messrs. Wade, Reid and Klasing and Ms. Stevens purchased 25,000 shares, 20,000 shares, 20,000 shares and 20,000 shares. For these individuals, $75,000, $115,000, $110,000 and $100,000 of their purchase price was financed through the delivery of promissory notes on the terms described above. At December 29, 2001, the outstanding principal balance on the promissory notes was $115,000, $110,000 and $100,000 for each of Messrs. Reid and Klasing and Ms. Stevens, respectively, and Mr. Wade had repaid his promissory note in full.
Mr. Castellani entered into a stock subscription agreement under the stock subscription plan in 2000, pursuant to which he purchased 75,000 shares of Advance Auto's common stock. $900,000 of Mr. Castellani's purchase price was financed through the delivery of a promissory note to Advance Auto. At December 29, 2001, the outstanding balance of the promissory note was $600,000.

   Garnett E. Smith, Vice Chairman of the Board, purchased 250,000 shares for cash pursuant to a stock subscription plan and did not deliver a promissory note. In September 2001, we loaned Mr. Smith $1.3 million. This loan is evidenced by a full recourse promissory note bearing interest at the prime rate, with such interest payable annually, and due in full five years from its inception. Payment of the promissory note is secured by a stock pledge agreement that grants us a security interest in all of the shares of Advance Auto's common stock acquired by Mr. Smith under the stock subscription plan.

Stock Option Plans

   At December 29, 2001, Advance Auto had granted a total of 3,026,077 shares under the option plans, net of cancellations. Each option plan participant has entered into an option agreement with Advance Auto. The option plans and each outstanding option thereunder are subject to termination in the event of a change in control or other extraordinary corporate transactions, as more fully described in the option plans. In addition, all options granted pursuant to the option plans will terminate 90 days after termination of employment, unless termination was for cause, in which case an option will terminate immediately, or in the event of a termination due to death or disability, in which case an option will terminate 180 days after such termination. All options granted under our 2001 Senior Executive Stock Option Plan and 2001 Executive Stock Option Plan will terminate on the seventh anniversary of the option agreement under which they were granted if not exercised prior thereto, or the seventh anniversary of the option agreement executed with Advance Holding in the case of substitute options granted to holders of Advance Holding options.

   On December 12, 2001, the board of directors approved an amendment to our stock option plans that eliminated certain variable provisions established as a result of Advance Auto being a private company prior to the Discount acquisition. These modifications resulted in accelerating vesting provisions under the performance options and establishing a fixed exercise price on options with variable exercise prices. No additional common shares or options were issued as a result of these modifications.

   On March 13, 2002, the Board of Directors approved for the grant of 531,600 options to purchase Advance Auto common stock at an exercise price of $42.00.

  2001 Senior Executive Stock Option Plan

   Advance Auto's 2001 Senior Executive Stock Option Plan provides for the grant to our senior executive officers of incentive and nonqualified options to purchase shares of Advance Auto's common stock. The plan authorizes the issuance of options to purchase up to 1,710,000 shares of Advance Auto's common stock and is administered by the compensation committee. Shares received upon exercise of options, as well as all outstanding options, are also subject to obligations to sell at the request of Freeman Spogli & Co. At December 29, 2001, options to purchase 1,545,500 shares of Advance Auto's common stock were outstanding under the plan, 755,167 of which were exercisable, and options to purchase 164,500 additional shares were available for future grant.

  2001 Executive Stock Option Plan

   Advance Auto's 2001 Executive Stock Option Plan provides for the grant to our directors, consultants and key employees of incentive and nonqualified options to purchase shares of Advance Auto's common stock. The plan authorizes the issuance of options to purchase up to 3,600,000 shares of Advance Auto's common stock and is administered by the compensation committee.

   Under the terms of the Discount merger agreement, we were obligated to convert outstanding Discount options with an exercise price greater than $15.00 into options to purchase shares of Advance Auto's common stock, preserving the same economic terms. As a result, we granted 574,765 substitute options under the 2001 Executive Stock Option Plan at a weighted average exercise price of $38.89 per share. Further, we were obligated to memorialize these substitute options in an agreement no more restrictive, from the perspective of the option holder, than the option agreement between Discount and the holder. Therefore, these options do not contain the same provisions regarding termination as the current options issued by us and will terminate on the tenth anniversary of the date of the option agreement between Discount and the holder.

   At December 29, 2001, including the substitute options granted to Discount's option holders, options to purchase 1,480,577 shares of Advance Auto's common stock were outstanding under the 2001 Executive Stock

Option Plan, 994,410 of which were exercisable, and options to purchase 2,119,423 shares of common stock were available for future grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Advance Auto owns all of our outstanding common stock.

Item 13.  Certain Relationships and Related Transactions.

Affiliated Leases

   We lease our Roanoke, Virginia distribution center, an office and warehouse facility, one warehouse, 18 of our stores and three former stores from Nicholas
F. Taubman or members of his immediate family. We lease our corporate headquarters from Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and a grandchild of Mr. Taubman. Rents for the affiliated leases may be slightly higher than rents for non-affiliated leases, but we do not believe the amount of such difference is material. In addition, terms of the affiliated leases may be more favorable to the landlord than those contained in leases with non-affiliates. For example, the rent payable during the option term is not fixed or required to be commensurate with prevailing market rents then in effect. Instead, rent during the option term is subject to negotiation between the landlord and tenant. The leases also provide that the tenant, and not the landlord, is responsible for structural maintenance. However, in connection with the recapitalization, certain other terms of the leases with affiliates (including provisions relating to assignment, damage by casualty and default cure periods) were amended so that they would be no less favorable to us than non-affiliated leases. All affiliated leases are on a triple net basis. Lease expense for affiliated leases was $3.3 million for each of 1999 and 2000, and $3.2 million for 2001.

   Three Western Auto stores in Puerto Rico are on the premises of Sears stores and the buildings are subleased from Sears. The rental rates were established prior to the Western merger by arm's-length negotiation between us and Sears, and we believe that the rent and terms of the subleases reflect market rates and terms at the time of the Western merger. During 1999, 2000 and 2001, we paid Sears approximately $681,000, $660,000 and $585,000, respectively, for the use of these facilities.

Options Granted to Mr. Taubman and the Taubman Trust

   In connection with the recapitalization, Advance Auto entered into an option agreement with Mr. Taubman and the Taubman Trust and granted immediately exercisable options to purchase 250,000 shares of Advance Auto's common stock to each of Mr. Taubman and the Taubman Trust. The options have an initial exercise price of $10.00, with the exercise price increasing by $2.00 on each anniversary of the recapitalization. The exercise price is currently $16.00 and will increase to $18.00 on April 15, 2002. Both the exercise price and the number of shares that may be purchased pursuant to the options, are subject to certain adjustments. The options will expire if not exercised by April 15, 2005. If Mr. Taubman or the Taubman Trust exercises any of these options, the shares received will be subject to the stockholders agreement and entitled to the registration rights provisions of that agreement.

Certain Payments and Loans

   In September 2001, we loaned Garnett E. Smith, Vice Chairman of the Board, $1.3 million. This loan is evidenced by a full recourse promissory note bearing interest at prime rate, with such interest payable annually, and due in full in five years from its inception. Payment of the promissory note is secured by a stock pledge agreement that grants us a security interest in all of the shares of Advance Auto common stock acquired by Mr. Smith under the Advance Auto stock subscription plan.

   Messrs. Wade, Reid, Klasing, Gray, Margolin and Hedrick and Ms. Stevens purchased 25,000 shares, 20,000 shares, 20,000 shares, 10,000 shares, 14,300 shares, 14,300 shares and 20,000 shares. For these individuals, $75,000, $115,000, $110,000, $50,000, $150,000, $150,000 and
$100,000 of their purchase price was financed through the delivery of promissory notes on the terms described above. At December 29, 2001, the outstanding principal balance on the promissory notes was $115,000, $110,000, $40,000, $150,000, $150,000 and $100,000 for each of Messrs. Reid, Klasing,
Gray, Margolin and Hedrick and Ms. Stevens, respectively, and Mr. Wade had repaid his promissory note in full. Mr. Castellani entered into a stock subscription agreement under the stock subscription plan in 2000, pursuant to which he purchased 75,000 shares of Advance Auto common stock. $900,000 of Mr. Castellani's purchase price was financed through the delivery of a promissory note to us. At December 29, 2001, the outstanding balance of the promissory note was $600,000.

Other Transactions with Sears

   On November 2, 1998, we acquired Western from WA Holding Co., or WAH, a wholly owned subsidiary of Sears. In the Western merger, we issued WAH 11,474,606 shares of Advance Auto common stock. On February 6, 2002, we engaged in a transaction with Sears in which we transferred to Sears 11,474,606 shares of Advance Auto's common stock, in exchange for the transfer by Sears to Advance Auto of the outstanding common stock of WAH and cancelled the shares of common stock previously held by WAH. In connection with the Western merger, WAH (Sears after the WAH transaction described above) became entitled, under a stockholders agreement, to nominate three directors to our board of directors. At February 1, 2002, Paul J. Liska, Glenn Richter and William L. Salter served on the board of directors as Sears nominees.

   In connection with the Western merger, Western entered into agreements with Sears in order to continue to obtain supplies of certain products bearing trademarks owned by Sears for the wholesale segment and the service stores for three years. Pursuant to these agreements, Western purchased directly from the manufacturers approximately $13.5 million, $9.2 million and $4.6 million of these products in 1999, 2000 and 2001, respectively, and we believe that Sears received fees in connection with such sales. The prices paid per unit for the products sold in the Western Auto stores were determined prior to the Western merger by arm's-length negotiation between us and Sears.

   Western also entered into agreements with Sears and its affiliates whereby consumers can make retail purchases at the Western Auto retail stores and the independent dealer stores supplied by the wholesale segment using the Sears credit card or other Western private label credit cards. Sears and its affiliates are paid a discount fee on each retail transaction made using these credit cards. This fee is competitive with the fees paid by Western and us to third party credit card providers such as Visa, MasterCard and American Express for transactions using their credit cards. Under this agreement, Western incurred approximately $348,000, $405,000 and $339,000 in discount fees in 1999, 2000 and 2001, respectively. In addition, a portion of a service store was leased to Sears, and certain Western employees performed services for Sears during 1999 and 1998, for use in Sears' administration of the credit card program. Sears made payments to us, which aggregated approximately $2.3 million in 1999, that were intended to reimburse us for our expense in connection with the facility and the employees. This arrangement was terminated prior to 2000.

   In addition, Sears provided certain services, including payroll and accounts receivable, to effect an orderly transition of Western from a subsidiary of Sears to one of our subsidiaries. At January 1, 2000, we began performing these services for Western. Pursuant to this arrangement, we incurred $887,000 for services performed by Sears in 1999, of which $844,000 was accrued at January 2, 1999. At January 1, 2000, all amounts under this arrangement had been paid.

   During 1999, we signed an agreement with Sears Logistic Systems, an affiliate of Sears, to provide us with billing administration services related to certain courier firms that we used. Sears Logistic Systems manages the invoice processing procedure and bills us for the courier services provided by the outside firm plus a four percent administration fee. During 1999, we paid Sears Logistic Systems approximately $62,000.

   Under the terms of an insurance program established by a Sears subsidiary on behalf of Western prior to the Western merger, with respect to certain insurable losses where we may otherwise have a retention obligation or deductible under the applicable insurance policy providing coverage, we will be entitled to be reimbursed by Sears for our losses. No material payments were made under the insurance program in 1999 or 2001. We received approximately $1.5 million during 2000 for a claim processed under the insurance program.

   In connection with the Western merger, we entered into an agreement with Sears under which we may be given a priority position as a local supplier to up to approximately 250 Sears Auto Centers or National Tire & Battery stores that are located near our stores. Under this agreement, upon request from a Sears Auto Center or a National Tire & Battery store, we will deliver parts and charge a price negotiated at arm's-length with Sears prior to the Western merger. In addition, if the volume of activity under this agreement meets certain agreed-upon thresholds, Sears will receive rebates on its purchases. During 1999, 2000 and 2001, we sold $5.3 million, $7.5 million and $7.5 million, respectively, of merchandise to Sears under the supply agreement.

   Sears also arranged to buy from us certain products in bulk for its automotive centers, at cost plus a set handling fee. During the first quarter of 1999, we made final shipments to Sears under this arrangement totaling $530,000.

Stockholders Agreement

   Under our stockholders agreement, Freeman Spogli & Co., the Ripplewood entities, Sears and Mr. Taubman and the Taubman Trust have the right to purchase their pro rata share of certain new issuances of our securities, including capital stock. The stockholders agreement further provides tag-along rights such that (i) upon transfers of our common stock by Freeman Spogli & Co. (excluding transfers to affiliates), Mr. Taubman, the Taubman Trust, the Ripplewood entities and Sears will have the right to participate in such sales on a pro rata basis, (ii) upon transfers of our common stock by Sears (excluding transfers to affiliates), Freeman Spogli & Co., Mr. Taubman, the Taubman Trust, and the Ripplewood entities will have the right to participate in such sales on a pro rata basis and (iii) upon transfers of our common stock by the Ripplewood entities (excluding transfers to affiliates), Freeman Spogli & Co. will have the right to participate in such sales on a pro rata basis, and if Freeman Spogli & Co. exercises such right, Mr. Taubman, the Taubman Trust and Sears will have the right to participate in such sales on a pro rata basis. In addition, if Freeman Spogli & Co. sells all of its holdings of our common stock, Ripplewood, Mr. Taubman and Taubman Trust will be obligated to sell all of their shares of our common stock at the request of Freeman Spogli & Co. The right to purchase their pro rata share of certain new issuances of our securities, the tag-along rights and the rights to participate shall expire at times specified in the stockholders agreement.

   As discussed above, the stockholders agreement further provides that the parties will vote at each of our annual meetings to elect to our board of directors our chief executive officer, three designees of Freeman Spogli & Co., three designees of Sears, one designee of Ripplewood and Mr. Fontaine. Certain transfers of our common stock by either Mr. Taubman, Freeman Spogli & Co. or Sears will reduce the number of directors these parties are entitled to nominate. The parties to the stockholders agreement are obligated to vote for Mr. Fontaine's election to our board until the earlier of 2004, Mr. Fontaine's voluntary resignation from the board, his removal from the board for cause, Mr. Fontaine's no longer having beneficial interest in at least 50% of the shares as to which he acquired beneficial ownership in the Discount acquisition, the termination of the voting rights of the other stockholders that are parties to the agreement or his death.

   Pursuant to the stockholders agreement, without the approval of Mr. Taubman, we may not (1) issue any capital stock for consideration at less than fair market value, unless the capital stock is issued in a financing transaction fair to and in the best interests of us, subject to certain specified exceptions, (2) enter into any transaction with any affiliate of Freeman Spogli & Co., Ripplewood or Sears, except on terms no less favorable to us than are available from an unaffiliated party, or (3) amend our articles of incorporation or bylaws or the stockholders agreement in a manner that would adversely affect the rights and obligations of Mr. Taubman, subject to certain specified exceptions.

Registration Rights

   Under the stockholders agreement, Freeman Spogli & Co., Sears, the Ripplewood entities, Mr. Taubman and the Taubman Trust and Fontaine Industries Limited Partnership, have registration rights with respect to approximately 22,223,176 shares of common stock (including 500,000 shares subject to immediately exercisable options) that they hold. Under the stockholders agreement, these stockholders may require us to register for resale under the Securities Act their shares of common stock beginning 180 days after Advance Auto's equity offering effective March 6, 2002. These registration rights include the following provisions:

   Demand Registration Rights. Freeman Spogli & Co., Sears, the Ripplewood entities, Mr. Taubman and the Taubman Trust may require us, at any time beginning 180 days after Advance Auto's equity offering effective March 6, 2002, to register for public resale their shares of common stock, if they, individually or in the aggregate, hold share representing the lesser of (1) 5% of the shares of common stock then outstanding or (2) shares of common stock representing not less than $20 million in fair market value as determined by our board of directors. Under this agreement, we have granted three demand registration to each of Freeman Spogli & Co., Sears and collectively to Mr. Taubman and the Taubman Trust, and one demand registration to Ripplewood. In addition, Freeman Spogli & Co. and Sears may demand a simultaneous registration upon a demand by Ripplewood, Mr. Taubman or the Taubman Trust whereby all stockholders shall share in the registration pro rata. If Freeman Spogli & Co. and Sears do not wish to take part in the simultaneous registration upon a demand by Ripplewood, Mr. Taubman and the Taubman Trust may share pro rata in the registration. Upon any simultaneous registration, Fontaine may share pro rata in the registration.

   If the demand registration is made at a time when we are planning to file a registration statement for a primary offering, so long as we file the registration statement within one month of the demand, we can postpone the demand registration until the earlier of 90 days following the effective date of the registration or six months from the date the demand is made. If a demand registration is made at a time when the registration would adversely affect a material acquisition or merger, we may postpone the demand registration for a period of up to 90 consecutive days (with a 30 day break between any two consecutive periods) or 180 days in any 12 month period.

   Piggyback Registration Rights. Beginning 180 days after Advance Auto's equity offering effective March 6, 2002, all holders of shares with-demand registrations rights and Fontaine Industries Limited Partnership also have unlimited piggyback registration rights, subject to customary cutbacks. Accordingly, if we propose to file a registration statement for our own account or the account of any other holder of our common stock, we are required to give notice to these stockholders and use our best efforts to include the requesting stockholders' shares in the registration.

   Limitations on Restrictions. All registration rights are generally subject to the right of the managing underwriter to reduce the number of shares included in the registration if the underwriter determines the success of the offering would be adversely affected.

   Expenses. We are responsible for paying all registration expenses, including the reasonable expenses of one counsel for the selling holders, but are not responsible for underwriting fees, discounts and commissions or the out-of-pocket expenses of the selling stockholders.

   Indemnification. We have agreed to indemnify Freeman Spogli & Co., Sears, Ripplewood, Mr. Taubman and the Taubman Trust and Mr. Fontaine, and the control person of each against certain liabilities under the Securities Act.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

   (a)(1) Financial Statements

   Audited Consolidated Financial Statements of Advance Stores Company, Incorporated and
   Subsidiaries for the three years ended December 29, 2001, December 30, 2000 and January 1,
   2000:
   Report of Independent Public Accountants..................................................... F-1
   Consolidated Balance Sheets.................................................................. F-2
   Consolidated Statements of Operations........................................................ F-3
   Consolidated Statements of Changes in Stockholder's Equity................................... F-4
   Consolidated Statements of Cash Flows........................................................ F-5
   Notes to Consolidated Financial Statements................................................... F-7

   (2) Financial Statement Schedule

   Schedule II Valuation and Qualifying Accounts............................................... F-44

   (3) Exhibits

   The exhibits listed on the accompanying exhibit index are filed as exhibits to this report or incorporated by reference herein.

   (b) Reports on Form 8-K

      (i) We filed a Current Report on Form 8-K on October 12, 2001, which disclosed in Item 5 our preliminary operating results for the eight weeks ended September 8, 2001.

                                 EXHIBIT INDEX

Exhibit
Number                                             Description
------                                             -----------
2.1(1)  Merger Agreement dated as of March 4, 1998 among AHC Corporation and Advance Holding
        Corporation ("Advance Holding") with FS Equity Partners III, L.P., FS Equity Partners IV, L.P.
        ("FSEP IV"), and FS Equity Partners International, L.P.
2.2(3)  Agreement and Plan of Merger dated as of August 16, 1998 among Sears, Roebuck and Co., Western
        Auto Holding Co., Advance Auto, as successor in interest to Advance Holding, Advance Stores,
        Western Auto Supply Company, Advance Acquisition Corporation and the stockholders of Advance listed on the signature pages thereto.
2.3(5)  Agreement and Plan of Merger dated as of August 7, 2001 among Advance Holding Corporation,
        Advance Auto, AAP Acquisition Corporation, Advance Stores Company, Incorporated and Discount
        Auto Parts, Inc. (schedules and exhibits omitted).
2.4(5)  Agreement and Plan of Merger dated as of August 7, 2001 among Advance Holding and Advance.
2.5(7)  Form of Articles of Merger of AAP Acquisition Corporation into Discount Auto Parts, Inc. and related Plan of Merger.
3.1(6)  Restated Certificate of Incorporation of Advance Auto.
3.2(6)  Bylaws of Advance Auto.
4.1(1)  Indenture dated as of April 15, 1998 between Advance Auto, as successor in interest to Advance
        Holding, and United States Trust Company of New York, as trustee, with respect to the 12.875%
        Senior Discount Debentures due 2009 (including the form of 12.875% Senior Discount Debenture due 2009).
4.2(10) Amended and Restated Stockholders' Agreement dated as of November 2, 1998, as amended, among
        FS Equity Partners IV, L.P., Ripplewood Partners, L.P., Ripplewood Advance Auto Parts Employee
        Fund I L.L.C., Nicholas F. Taubman, Arthur Taubman Trust dated July 13, 1964, WA Holding Co.
        and Advance Auto, as successor in interest to Advance Holding (including the Terms of the
        Registration Rights of the Common Stock).
4.3(2)  Indenture dated as of April 15, 1998 among Advance Stores, LARALEV, INC., as guarantor, and
        The Bank of New York, as successor to the corporate trust business of United States Trust Company of New York, as trustee, with respect to the 10.25% Senior Subordinated Notes due 2008 (including the form of 10.25% Senior Subordinated Note due 2008).
4.4(5)  Supplemental Indenture dated as of November 2, 1998 between Western Auto Supply Company and
        The Bank of New York, as successor to the corporate trust business of United States Trust Company of New York, as trustee, with respect to the 10.25% Senior Subordinated Notes due 2008.
4.5(7)  Indenture dated as of October 31, 2001 among Advance Stores, Advance Trucking Corporation,
        LARALEV, INC., Western Auto Supply Company and The Bank of New York, as trustee, with respect to the 10 1/4% Senior Subordinated Notes due 2008 (including the form of 10 1/4% Senior
        Subordinated Note due 2008).
4.6(7)  Exchange and Registration Rights Agreement dated as of October 31, 2001 among Advance Stores,
        Advance Trucking Corporation, LARALEV, INC., Western Auto Supply Company, J.P. Morgan
        Securities Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.
 4.7(7) Registration Rights Agreement dated as of October 31, 2001 among Advance Stores, Advance
        Trucking Corporation, LARALEV, INC., Western Auto Supply Company, Mozart Investments Inc.
        and Mozart One L.L.C.

Exhibit
Number                                              Description
------                                              -----------
 4.8(8)  Supplemental Indenture dated as of November 28, 2001 by and between Advance Auto, as successor in interest to Advance Holding, and the Bank of New York, as successor to the corporate trust business of United States Trust Company of New York, as trustee, with respect to the 12.875%
         Senior Discount Debentures due 2009.
 4.9(8)  Second Supplemental Indenture dated as of June 30, 1999, by and between Advance Trucking
         Corporation and The Bank of New York, as successor in interest to the corporate trust business of
         United States Trust Company of New York, with respect to the 10.25% Senior Subordinated Notes due 2008.
 4.10(8) Third Supplemental Indenture dated as of November 28, 2001 by and among Discount, DAP
         Acceptance Corporation, Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc.,
         WASCO Insurance Agency, Inc., Advance Merchandising Company, Inc., Advance Aircraft
         Company, Inc., and The Bank of New York, as successor to the corporate trust business of United
         States Trust Company of New York, as trustee, with respect to the 10.25% Senior Subordinated
         Notes due 2008.
 4.11(8) Supplemental Indenture dated as of November 28, 2001 by and among Discount, DAP Acceptance
         Corporation, Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., WASCO
         Insurance Agency, Inc., Advance Merchandising Company, Inc., Advance Aircraft Company Inc.,
         and The Bank of New York, as trustee, with respect to the 10 1/4% Senior Subordinated Notes due
         2008.
10.1(8)  Credit Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the lenders party thereto, JP Morgan Chase Bank ("JP Morgan Chase"), Credit Suisse First Boston
         Corporation and Lehman Commercial Paper Inc.
10.2(8)  Pledge Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the
         Subsidiary Pledgors listed therein and JP Morgan Chase, as collateral agent.
10.3(8)  Guarantee Agreement dated as of November 28, 2001 among Advance Auto, the Subsidiary
         Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.4(8)  Indemnity, Subrogation and Contribution Agreement dated as of November 28, 2001 among
         Advance Auto, Advance Stores, the Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.5(8)  Security Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the
         Subsidiary Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.6(2)  Lease Agreement dated as of March 16, 1995 between Ki, L.C. and Advance Stores for its headquarters located at 5673 Airport Road, Roanoke, Virginia, as amended.
10.7(2)  Lease Agreement dated as of January 1, 1997 between Nicholas F. Taubman and Advance Stores for the distribution center located at 1835 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.
10.8(2)  Trust Indenture dated as of December 1, 1997 among McDuffie County Development Authority,
         First Union National Bank, as trustee, and Branch Banking and Trust Company, as credit facility trustee, relating to the $10,000,000 Taxable Industrial Development Revenue Bonds (Advance
         Stores Company, Incorporated Project) Series 1997 (the "IRB").
10.9(2)  Lease Agreement dated as of December 1, 1997 between Development Authority of McDuffie
         County and Advance Stores relating to the IRB.

 Exhibit
 Number                                            Description
 ------                                            -----------
10.10(2)  Letter of Credit and Reimbursement Agreement dated as of December 1, 1997 among Advance
          Stores, Advance Auto, successor in interest to Advance Holding, and First Union National Bank relating to the IRB.
10.11(7)* Advance Auto 2001 Senior Executive Stock Option Plan.
10.12(7)* Form of Advance Auto 2001 Senior Executive Stock Option Agreement.
10.13(7)* Advance Auto 2001 Executive Stock Option Plan.
10.14(7)* Advance Auto 2001 Senior Executive Stock Subscription Plan.
10.15(7)* Form of Advance Auto 2001 Stock Option Agreement.
10.16(7)* Advance Auto 2001 Employee Stock Subscription Plan.
10.17(7)* Form of Advance Auto Stock Subscription Agreement.
10.18(2)* Form of Secured Promissory Note.
10.19(2)* Form of Stock Pledge Agreement.
10.20(2)* Form of Employment and Non-Competition Agreement between Childs, Cox, Gearheart, Gerald,
          Gray, Gregory, Hale, Helms, Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn, Rakes,
          Richardson, Smith, Turner and Williams and Advance Stores.
10.21(2)* Form of Employment and Non-Competition Agreement between Bigoney, Buskirk, Felts, Fralin,
          Haan, Klasing, Reid, Stevens, Vaughn, Wade, Weatherly and Wirth and Advance Stores.
10.22(2)* Form of Indemnity Agreement between each of the directors of Advance Auto (other than
          Nicholas F. Taubman) and Advance Auto, as successor in interest to Advance Holding.
10.23(2)* Consulting and Non-Competition Agreement among Nicholas F. Taubman, Advance Auto, as successor in interest to Advance Holding and Advance Stores.
10.24(2)* Indemnity Agreement dated as of April 15, 1998 between Nicholas F. Taubman and Advance
          Auto, as successor in interest to Advance Holding.
10.25(2)* Employment and Non-Competition Agreement among Garnett E. Smith, Advance Auto, as successor in interest to Advance Holding, and Advance Stores.
10.26(6)* Amendments No. 1 dated as April 1, 2000 and Amendment No. 2 dated as of April 15, 2001 to
          Employment and Non-Competition Agreement among Garnett E. Smith, Advance Auto, as successor in interest to Advance Holding, and Advance Stores.
10.27(4)* Employment and Noncompetition Agreement dated as of February 1, 2000, among Advance
          Stores, Advance Auto, as successor in interest Advance Holding, and Lawrence P. Castellani.
10.28(4)* Senior Executive Stock Subscription Agreement dated as of February 1, 2000, between Advance
          Auto, as successor in interest to Advance Holding, and Lawrence P. Castellani.
10.29(4)* Restricted Stock Agreement dated as of February 1, 2000, between Advance Auto, as successor in interest to Advance Holding, and Lawrence P. Castellani.
10.30(7)* Secured Promissory Note dated September 20, 2001 made by Garnett E. Smith, Vice Chairman of the Board of Advance Auto, as successor in interest to Advance Holding, and Advance Stores, in favor of Advance Stores.
10.31(7)* Stock Pledge Agreement dated September 20, 2001 between Garnett E. Smith, Vice Chairman of the Board of Advance Auto and Advance Stores.

 Exhibit
 Number                                             Description
 ------                                             -----------
10.32(7)* Form of Advance Auto Parts, Inc. 2001 Stock Option Agreement for holders of Discount fully converted options.
10.33(7)  Purchase Agreement dated as of October 31, 2001 among Advance Stores, Advance Trucking
          Corporation, LARALEV, INC., Western Auto Supply Company, J.P. Morgan Securities Inc.,
          Credit Suisse First Boston Corporation and Lehman Brothers Inc.
10.34(8)  Joinder to the Purchase Agreement dated as of November 28, 2001 by and among Advance
          Aircraft Company, Inc., Advance Merchandising Company, Inc., WASCO Insurance Agency,
          Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., Discount, DAP
          Acceptance Corporation, J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation and
          Lehman Brothers Inc.
10.35(8)  Subsidiary Guarantee dated as of November 2, 1998, by Western Auto Supply Company, with respect to the 10.25% Senior Subordinated Notes due 2008.
10.36(8)  Subsidiary Guarantee dated as of June 30, 1999 by Advance Trucking Corporation, with respect to the 10.25% Senior Subordinated Notes due 2008.
10.37(8)  Subsidiary Guarantee dated as of November 28, 2001 by Discount, DAP Acceptance Corporation,
          Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., WASCO Insurance Agency,
          Inc., Advance Merchandising Company, Inc. and Advance Aircraft Company, Inc., with resection to the 10.25% Senior Subordinated Notes due 2008.
10.38(8)  Subsidiary Guarantee dated as of November 28, 2001 by Discount, DAP Acceptance Corporation,
          Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., WASCO Insurance Agency,
          Inc., Advance Merchandising Company, Inc. and Advance Aircraft Company, Inc., with respect to the 10 1/4% Senior Subordinated Notes due 2008.
10.39(9)  Form of Master Lease dated as of February 27, 2001 by and between Dapper Properties I, II and
          III, LLC and Discount.
10.40(8)  Form of Amendment to Master Lease dated as of December 28, 2001 between Dapper Properties
          I, II and III, LLC and Discount.
10.41(9)  Form of Sale-Leaseback Agreement dated as of February 27, 2001 by and between Dapper
          Properties I, II and III, LLC and Discount.
10.42(8)  Substitution Agreement dated as of November 28, 2001 by and among GE Capital Franchise
          Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar
          Remainder I, II and III, LLC, Discount and Advance Stores.
10.43(8)  First Amendment to Substitution Agreement dated as of December 28, 2001 by and among GE
          Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and
          III, LLC, Autopar Remainder I, II and III, LLC, Discount, Advance Stores and Western Auto
          Supply Company.
10.44(8)  Form of Amended and Restated Guaranty of Payment and Performance dated as of December 28,
          2001 by Advance Stores in favor of Dapper Properties I, II and III, LLC.
10.45(10) Lease Agreement dated as of August 8, 2001 by and between George D. Zamias and Advance
          Stores.
10.46(10) Share Exchange Agreement, dated February 6, 2002 by and between Advance Auto and Sears,
          Roebuck and Co.

Exhibit
Number                                            Description
------                                            -----------
18.1     Preferability letter from Arthur Andersen LLP regarding our change in accounting principle for cooperative advertising funds.
21.1(10) Subsidiaries of Advance Auto.
24.1     Power of Attorney (contained in the signature pages attached hereto).
99.1     Representation letter to the Securities and Exchange Commission regarding the Company's receipt of Arthur Andersen LLP's assurance required by the commission's release 33-8070.

---------------------
 (*) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c).
 (1) Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56031) of Advance Holding Corporation.
 (2) Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
 (3) Filed on October 6, 1998 as an exhibit to Amendment No. 2 of the Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
 (4) Filed on March 31, 2000 as an exhibit to Annual Report on Form 10-K of Advance Holding Corporation.
 (5) Filed on August 7, 2001 as an exhibit to Current Report on Form 8-K of Advance Stores Company, Incorporated.
 (6) Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
 (7) Filed on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
 (8) Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180 ) of Advance Stores Company, Incorporated.
 (9) Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(10) Filed on February 6, 2002 as an exhibit to Registration Statement on Form S-1 (No. 333-82298) of Advance Auto Parts, Inc.

                   Report of Independent Public Accountants

To the Board of Directors and Stockholder of Advance Stores Company, Incorporated:

   We have audited the accompanying consolidated balance sheets of Advance Stores Company, Incorporated (a Virginia company) and subsidiaries (the Company), as of December 29, 2001, and December 30, 2000, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Stores Company, Incorporated and subsidiaries as of December 29, 2001, and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 2 to the financial statements, effective December 31, 2000, the Company changed its method of accounting for certain cooperative advertising funds.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
  March 5, 2002.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    December 29, 2001 and December 30, 2000
                     (in thousands, except per share data)

                                                                           December 29, December 30,
                               A S S E T S                                     2001         2000
                               -----------                                 ------------ ------------
Current assets:
Cash and cash equivalents.................................................  $   18,117   $   18,009
Receivables, net..........................................................      93,531       80,967
Inventories...............................................................     982,000      788,914
Other current assets......................................................      42,027       10,274
                                                                            ----------   ----------
       Total current assets...............................................   1,135,675      898,164
Property and equipment, net...............................................     711,282      410,960
Assets held for sale......................................................      60,512       25,077
Other assets, net.........................................................      29,274       15,095
                                                                            ----------   ----------
                                                                            $1,936,743   $1,349,296
                                                                            ==========   ==========
    L I A B I L I T I E S  A N D  S T O C K H O L D E R 'S E Q U I T Y
    ------------------------------------------------------------------

Current liabilities:
Bank overdrafts...........................................................  $   35,123   $   13,778
Current portion of long-term debt.........................................      23,715        9,985
Accounts payable..........................................................     429,041      387,852
Accrued expenses..........................................................     176,194      124,123
Other current liabilities.................................................      31,129       42,794
                                                                            ----------   ----------
       Total current liabilities..........................................     695,202      578,532
                                                                            ----------   ----------
Long-term debt............................................................     836,648      492,749
                                                                            ----------   ----------
Other long-term liabilities...............................................      36,273       46,644
                                                                            ----------   ----------

Commitments and contingencies
Stockholder's equity:
Common stock, Class A, voting, $100 par value; 5,000 shares authorized;
  538 issued and outstanding..............................................          54           54
Additional paid-in capital................................................     396,503      278,114
Accumulated deficit.......................................................     (27,937)     (46,797)
                                                                            ----------   ----------
       Total stockholder's equity.........................................     368,620      231,371
                                                                            ----------   ----------
                                                                            $1,936,743   $1,349,296
                                                                            ==========   ==========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 29, 2001, December 30, 2000, and January 1, 2000
                                (in thousands)

                                                                            2001        2000       1999
                                                                         ----------  ---------- ----------
Net sales............................................................... $2,517,639  $2,288,022 $2,206,945
Cost of sales, including purchasing and warehousing costs...............  1,441,613   1,392,127  1,404,113
Expenses associated with supply chain initiatives.......................      9,099          --         --
                                                                         ----------  ---------- ----------
       Gross profit.....................................................  1,066,927     895,895    802,832
Selling, general and administrative expenses............................    947,531     801,521    740,481
Expenses associated with supply chain initiatives.......................      1,394          --         --
Impairment of assets held for sale......................................     12,300         856         --
Expenses associated with merger-related restructuring...................      3,719          --         --
Expenses associated with merger and integration.........................      1,135          --     41,034
Non-cash stock option compensation expense..............................     11,735         729      1,082
                                                                         ----------  ---------- ----------
       Operating income.................................................     89,113      92,789     20,235
Other, net:
   Interest expense.....................................................     50,471      56,519     53,844
   Other income, net....................................................      1,104         762      4,416
                                                                         ----------  ---------- ----------
       Total other expense, net.........................................     49,367      55,757     49,428
                                                                         ----------  ---------- ----------
Income (loss) before provision (benefit) for income taxes, extraordinary
  items, and cumulative effect of a change in accounting principle......     39,746      37,032    (29,193)
Provision (benefit) for income taxes....................................     15,139      13,861     (9,628)
                                                                         ----------  ---------- ----------
Income (loss) before extraordinary items and cumulative effect of a
  change in accounting principle........................................     24,607      23,171    (19,565)
Extraordinary items, (loss) gain on debt extinguishment, net of ($2,424)
  and $1,759 income taxes, respectively.................................     (3,682)      2,933         --
Cumulative effect of a change in accounting principle, net of $1,360
  income taxes..........................................................     (2,065)         --         --
                                                                         ----------  ---------- ----------
Net income (loss)....................................................... $   18,860  $   26,104 $  (19,565)
                                                                         ==========  ========== ==========
Pro forma effect of change in accounting principle:
Income (loss) before extraordinary items and cumulative effect of a
  change in accounting principle........................................ $   24,607  $   22,936 $  (20,015)
                                                                         ==========  ========== ==========
Net income (loss)....................................................... $   20,925  $   25,869 $  (20,015)
                                                                         ==========  ========== ==========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

 For the Years Ended December 29, 2001, December 30, 2000, and January 1, 2000
                     (in thousands, except per share data)

                                      Class A
                                   Common Stock  Additional                 Total
                                   -------------  Paid-in   Accumulated Stockholder's
                                   Shares Amount  Capital     Deficit      Equity
                                   ------ ------ ---------- ----------- -------------
Balance, January 2, 1999..........  536    $ 54   $274,293   $(53,336)    $221,011
Net loss..........................   --      --         --    (19,565)     (19,565)
Non-cash stock option compensation
  expense.........................   --      --      1,082         --        1,082
                                    ---    ----   --------   --------     --------
Balance, January 1, 2000..........  536      54    275,375    (72,901)     202,528
Net income........................   --      --         --     26,104       26,104
Non-cash stock option compensation
  expense.........................   --      --        683                     683
Issuance of common stock..........    2      --      2,056         --        2,056
                                    ---    ----   --------   --------     --------
Balance, December 30, 2000........  538      54    278,114    (46,797)     231,371
Net income........................   --      --         --     18,860       18,860
Discount acquisition (Note 3).....   --      --    107,129         --      107,129
Non-cash stock option compensation
  expense.........................   --      --     11,735         --       11,735
Other.............................   --      --       (475)        --         (475)
                                    ---    ----   --------   --------     --------
Balance, December 29, 2001........  538    $ 54   $396,503   $(27,937)    $368,620
                                    ===    ====   ========   ========     ========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Years Ended December 29, 2001, December 30, 2000, and January 1, 2000
                                (in thousands)

                                                                         2001       2000       1999
                                                                       ---------  ---------  ---------
Cash flows from operating activities:
Net income (loss)..................................................... $  18,860  $  26,104  $ (19,565)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization......................................    71,231     66,826     58,147
   Amortization of stock option compensation..........................    11,735        729      1,082
   Amortization of deferred debt issuance costs.......................     2,998      3,052      3,230
   Amortization of bond discount......................................       309         --         --
   Amortization of interest on capital lease obligation...............        --         42        201
   Extraordinary loss (gain) on extinguishment of debt, net of tax....     3,682     (2,933)        --
   Cumulative effect of a change in accounting principle, net of tax..     2,065         --         --
   Losses on sales of property and equipment, net.....................     2,027        885        119
   Impairment of assets held for sale.................................    12,300        856         --
   Provision (benefit) for deferred income taxes......................       752      4,010     (9,657)
   Net decrease (increase) in:
       Receivables, net...............................................     3,635     25,068     (7,834)
       Inventories....................................................    13,101    (39,467)   (23,090)
       Other assets...................................................        55     12,595     (2,262)
   Net (decrease) increase in:
       Accounts payable...............................................   (17,663)    46,664     (5,721)
       Accrued expenses...............................................    (5,131)   (33,185)   (31,885)
       Other liabilities..............................................   (14,785)    (7,458)    17,915
                                                                       ---------  ---------  ---------
          Net cash provided by (used in) operating activities.........   105,171    103,788    (19,320)
                                                                       ---------  ---------  ---------
Cash flows from investing activities:
Purchases of property and equipment...................................   (63,695)   (70,566)  (105,017)
Proceeds from sales of property and equipment and assets held for sale     2,640      5,626      3,130
Acquisition of businesses, net of cash acquired.......................  (389,953)        --    (13,028)
Other.................................................................        --         --      1,091
                                                                       ---------  ---------  ---------
          Net cash used in investing activities.......................  (451,008)   (64,940)  (113,824)
                                                                       ---------  ---------  ---------
Cash flows from financing activities:
Increase (decrease) in bank overdrafts................................     5,875      1,596     (8,068)
Borrowings (repayments) under notes payable...........................      (784)       784         --
Proceeds from the issuance of subordinated notes......................   185,604         --         --
Early extinguishment of debt..........................................  (270,299)   (24,990)        --
Borrowings under credit facilities....................................   697,500    278,100    465,000
Payments on credit facilities.........................................  (254,701)  (306,100)  (339,500)
Payment of debt issuance costs........................................   (17,984)        --       (930)
Proceeds from issuance of Class A common stock........................        --      2,053         --
Other.................................................................       734      5,141      4,999
                                                                       ---------  ---------  ---------
          Net cash provided by (used in) financing activities.........   345,945    (43,416)   121,501
                                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..................       108     (4,568)   (11,643)
Cash and cash equivalents, beginning of year..........................    18,009     22,577     34,220
                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of year................................ $  18,117  $  18,009  $  22,577
                                                                       =========  =========  =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

 For the Years Ended December 29, 2001, December 30, 2000, and January 1, 2000
                                (in thousands)

                                                      2001     2000    1999
                                                    --------  ------- -------
  Supplemental cash flow information:
  Interest paid.................................... $ 41,480  $51,831 $46,264
  Income tax (payments) refunds, net...............  (15,452)   6,175  (4,953)
  Noncash transactions:
  Issuance of common stock and stock
    options--Discount acquisition..................  107,129       --      --
  Accrued purchases of property and equipment......   10,725    9,299     543
  Accrued debt issuance costs......................    2,156       --      --
  Forfeiture of stock options......................       14       46     562
  Conversion of capital lease obligation...........       --    3,509      --
  Obligations under capital lease..................       --       --   3,266
                                                    ========  ======= =======




          The accompanying notes to consolidated financial statements are an integral part of these statements.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

1.  Organization and Description of Business:

   Advance Stores Company, Incorporated and Subsidiaries (the "Company"), a wholly owned subsidiary of Advance Auto Parts, Inc. (the "Parent"), maintain a Retail and Wholesale segment within the United States, Puerto Rico and the Virgin Islands. The Retail segment operates 2,484 retail stores under the "Advance Auto Parts", "Western Auto" and "Discount Auto Parts" trade names. The Advance Auto Parts stores offer automotive replacement parts, accessories and maintenance items throughout the Northeastern, Southeastern and Midwestern regions of the United States, with no significant concentration in any specific area. The Western Auto stores, located in Puerto Rico, the Virgin Islands and one Company owned store in California offer certain home and garden merchandise in addition to automotive parts, accessories and service. The Discount Auto Parts stores offer automotive replacement parts, accessories and maintenance items throughout the Southeast portion of the United States. The Wholesale segment consists of the wholesale operations, including distribution services to approximately 470 independent dealers located throughout the United States, primarily operating under the "Western Auto" trade name.

2.  Summary of Significant Accounting Policies:

Accounting Period

   The Company's fiscal year ends on the Saturday nearest the end of December.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Bank Overdrafts

   Cash and cash equivalents consist of cash in banks and money market funds. Bank overdrafts include net outstanding checks not yet presented to a bank for settlement.

Vendor Incentives and Change in Accounting Method

   The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other miscellaneous agreements. Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Cooperative advertising revenue restricted by our vendors for advertising use only requires us to submit proof of advertising. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as advertising expenditures are incurred. Unrestricted cooperative advertising revenue (i.e. does not require proof of

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

advertising), rebates and other miscellaneous incentives are earned based on purchases and/or the turn of inventory. The Company records unrestricted cooperative advertising and volume rebates earned as a reduction of inventory and recognizes the incentives as a reduction to cost of sales as the inventory is sold. The Company recognizes the incentives earned related to other incentives as a reduction to cost of sales over the life of the agreement based on the timing of purchases. These incentives are not recorded as reductions to inventory. The amounts earned under long-term arrangements not recorded as reduction of inventory are based on our estimate of total purchases that will be made over the life of the contracts and the amount of incentives that will be earned. The incentives are generally recognized based on the cumulative purchases as a percentage of total estimated purchases over the life of the contract. The Company's margins could be impacted positively or negatively if actual purchases or results differ from our estimates but over the life of the contract would be the same. Short-term incentives are recognized as a reduction to cost of sales over the course of the annual agreement term and are not recorded as reductions to inventory.

   Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $17,046 and $26,994 at December 29, 2001 and December 30, 2000. Earned amounts that are receivable from vendors are included in receivables, net on the accompanying consolidated balance sheets.

   Effective December 31, 2000, the Company changed its method of accounting for unrestricted cooperative advertising funds received from certain vendors to recognize these payments as a reduction to the cost of inventory acquired from these vendors. Previously, these funds were accounted for in the same manner as restricted cooperative advertising allowances. The new method was adopted to better align the reporting of these payments with the Company's and the vendors' use of these payments as reductions to the price of inventory acquired from the vendors. The effect of the change in fiscal 2001 was to increase income from continuing operations by $358. The cumulative effect of retroactive application of the change on the year ended December 29, 2001, was to reduce income before extraordinary item by approximately $2,065, net of $1,360 income tax, or $0.07 per share. The pro forma amounts shown on the statement of operations have been adjusted for the effect of retroactive application of the new method on net income and related income taxes for all periods presented.

Preopening Expenses

   Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense incurred was approximately $56,698, $53,658, and $65,524 in fiscal 2001, 2000 and 1999, respectively.

Merger and Integration Costs

   As a result of the Western Merger (Note 4) and the Discount acquisition (Note 3), the Company incurred, and will continue to incur through fiscal 2002 in connection with the Discount acquisition, costs related to, among other things, overlapping administrative functions and store conversions that have been expensed as incurred. These costs are presented as expenses associated with merger and integration in the accompanying statements of operations.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


Warranty Costs

   The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold.

Revenue Recognition and Trade Receivables

   The Company recognizes merchandise revenue at the point of sale to a retail customer and point of shipment to a wholesale customer, while service revenue is recognized upon performance of service. The majority of sales are made for cash; however, the Company extends credit to certain commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. This arrangement is accounted for as a secured borrowing. Receivables and the related secured borrowings under the private label credit card were $16,400 and $15,666 at December 29, 2001 and December 30, 2000, respectively, and are included in accounts receivable and other current liabilities, respectively, in the accompanying consolidated balance sheets. Additionally, at December 29, 2001, Discount had $3,457 in trade receivables under their commercial credit program.

Change in Accounting Estimate

   In July of fiscal 2000, the Company adopted a change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. The effect on operations was to increase depreciation expense by $2,458 for fiscal 2000. At December 29, 2001, the effected assets were fully depreciated.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (""FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statements of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The FASB issued also SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities--an Amendment of SFAS No. 133," which amended the accounting and reporting standards for certain risks related to normal purchases and sales, interest and foreign currency transactions addressed by SFAS No. 133. The Company adopted SFAS No. 133 on December 31, 2000 with no material impact on financial position or results of its operations.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities--a Replacement of FASB Statement No. 125". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

implemented SFAS No. 140 during the first quarter of fiscal 2001. The implementation had no impact on the Company's financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses accounting and reporting for all business combinations and requires the use of the purchase method for business combinations. SFAS No. 141 also requires recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite useful lives are no longer amortized but are instead subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for the Company's existing goodwill and intangible assets beginning on December 30, 2001. SFAS No. 142 is effective immediately for goodwill and intangibles acquired after June 30, 2001. For fiscal year 2001, the Company had amortization expense of approximately $444 related to existing goodwill of $3,251 at December 29, 2001. Such amortization will be eliminated upon adoption of SFAS No. 142. Although the Company is currently evaluating the impact of other provisions of SFAS Nos. 141 and 142, management does not expect that the adoption of these statements will have a material impact on its financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for fiscal year 2003. The Company does not expect SFAS No. 143 to have a material impact on its financial position or the results of its operations.

   In August 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the basic provisions from both SFAS 121 and APB 30 but includes changes to improve financial reporting and comparability among entities. The Company will adopt the provisions of SFAS 144 during the first quarter of fiscal 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position or the results of its operations.

Reclassifications

   Certain items in the fiscal 2000 and fiscal 1999 financial statements have been reclassified to conform with the fiscal 2001 presentation.

3.  Discount Acquisition

   On November 28, 2001, the Parent acquired 100% of the outstanding common stock of Discount Auto Parts, Inc. ("Discount"). Discount's shareholders received $7.50 per share in cash plus 0.2577 shares of the Parent's common stock for each share of Discount common stock. The Parent issued 4,310 shares of common stock to the former Discount shareholders, which represented 13.2% of the Parent's total shares outstanding immediately following the acquisition. Immediately following the acquisition the Parent contributed the value of this investment to the Company.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   Discount was the fifth largest specialty retailer of automotive parts, accessories and maintenance items in the United States with 671 stores in six states, including the leading market position in Florida, with 437 stores. The Discount acquisition further solidified the Company's leading market position throughout the Southeast. The Company also expects to achieve ongoing purchasing savings and savings from the optimization of the combined distribution networks and the reduction of overlapping administrative functions as we convert the Discount stores to Advance stores.

   In connection with the Discount acquisition, the Company issued an additional $200,000 face value of 10.25% senior subordinated notes and entered into a new senior credit facility that provides for (1) a $180,000 tranche A term loan facility and a $305,000 tranche B term loan facility and (2) a $160,000 revolving credit facility (including a letter of credit sub-facility). Upon the closing of the Discount acquisition, the Company used $485,000 of borrowings under the new senior credit facility and net proceeds of $185,600 from the sale of the senior subordinated notes to, among other things, pay the cash portion of the acquisition consideration, repay all amounts outstanding under the Company's then-existing credit facility, repay all outstanding indebtedness of Discount and purchase Discount's Gallman distribution facility from the lessor.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   In accordance with SFAS No. 141, the acquisition has been accounted for under the purchase method of accounting and was effective for accounting purposes on December 2, 2001. Accordingly, the results of operations of Discount for the period from December 2, 2001, to December 29, 2001, are included in the accompanying consolidated financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of fair values. Such estimates are preliminary and subject to the finalization of plans to exit certain activities. Negative goodwill of $75,724, resulting from excess fair value over the purchase price, was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment. The purchase price was $480,977, primarily including the issuance of 4,310 shares of the Parent's common stock and 575 options to purchase shares of the Parent's common stock, cash consideration for $7.50 per share and the "in the money" stock options of $128,479, repayment of Discount's existing debt and prepayment penalties of $204,711 and the purchase of Discount's Gallman distribution facility from the lessor for $34,062. The cost assigned to the 4,310 shares of common stock is $106,025 and was determined based on the market price of Discount's common stock on the approximate announcement date of the acquisition. The cost assigned to the 575 options to purchase common stock is $1,104 and was determined using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 3.92%; (ii) an expected life of two years; (iii) a volatility factor of .40; (iv) a fair value of common stock of $24.60; and (v) expected dividend yield of zero. The Parent has no separate operations. Accordingly, the total purchase price, including the issuance of shares of the Parent's common stock and options to purchase shares of the Parent's common stock, has been reflected in the accompanying financial statements. The following table summarizes the amounts assigned to assets acquired and liabilities assumed at the date of the acquisition.

                                                     December 2,
                                                        2001
                                                     -----------
               Current assets:
                  Cash and cash equivalents.........  $   6,030
                  Receivables, net..................     15,591
                  Inventories.......................    192,402
                  Other current assets..............     34,590
                  Property and equipment............    316,784
                  Assets held for sale..............     38,546
                  Other assets(a)...................      9,269
                                                      ---------
                      Total assets acquired.........    613,212
                                                      ---------

               Current liabilities:
                  Bank overdrafts...................    (15,470)
                  Accounts payable..................    (58,852)
                  Current liabilities(b)............    (56,828)
                  Other long-term liabilities(b)....     (1,085)
                                                      ---------
                      Total liabilities assumed.....   (132,235)
                                                      ---------
                      Net assets acquired...........  $ 480,977
                                                      =========

---------------------
(a)Includes $1,652 assigned to the Discount trade dress with a useful life of approximately 3 years.
(b)Includes restructuring liabilities established in purchase accounting of approximately $11,397 for severance and relocation costs, facility and other exit costs (Note 4)

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   Total acquisition costs related to the transaction were approximately $8,804, of which $1,555 is reflected in accrued liabilities at December 29, 2001.

   The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:

                                                   2001       2000
                                                ---------- ----------
          Net sales............................ $3,144,694 $2,928,036
          Net income from continuing operations     33,431     40,403
                                                ========== ==========

   The proforma amounts give effect to certain adjustments, including changes in interest expense, depreciation and amortization and related income tax effects. These amounts are based on certain assumptions and estimates and do not reflect any benefit from economies, which might be achieved from combined operations. Additionally, these results include the non-recurring items separately disclosed in the accompanying consolidated statements of operations. The proforma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Discount acquisition occurred on the date indicated, or which may result in the future.

   In addition to the acquisition costs, the Company incurred $20,803 of costs and fees, of which $20,140 has been recorded as deferred debt issuance costs and $663 as stock issuance costs related to registering shares in connection with the Discount acquisition.

4.  Restructuring and Closed Store Liabilities:

    The Company's restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of mergers and acquisitions, including the fiscal 1998 merger with Western Auto Supply Company ("Western")("Western Merger"), and the fiscal 2001 acquisitions of Carport Auto Parts, Inc. (the "Carport Acquisition") (See Note 8) and Discount. The Company recognizes a provision for future obligations at the time a decision is made to close a facility, primarily store locations. The provision for closed facilities includes the present value of the remaining lease obligations, reduced by the present value of estimated revenues from subleases, and management's estimate of future costs of insurance, property tax and common area maintenance. The Company uses discount rates ranging from 6.5% to 7.7%. Expenses associated with the ongoing restructuring program are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. From time to time these estimates require revisions that affect the amount of the recorded liability. The effect of these changes in estimates is netted with new provisions and included in selling, general and administrative expenses on the accompanying consolidated statements of operations.

Ongoing Restructuring Program

   During fiscal 2001, the Company closed three stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 39 additional stores not meeting profitability objectives, of which 27 have been closed as of December 29, 2001. The remaining stores will be closed during fiscal 2002. Additionally, as a result of the Discount acquisition, the Company decided to close 27 Advance Auto Parts stores that were in overlapping markets with certain Discount Auto Parts stores. Expenses associated with restructuring include estimated exit costs of $3,271 and write-offs of related leasehold improvements of $448. All 27 stores are scheduled to be closed during the first quarter of fiscal 2002.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   On July 27, 2001, the Company made the decision to close a duplicative distribution facility located in Jeffersonville, Ohio. This 382,000 square foot owned facility opened in 1996 and served stores operating in the retail segment throughout the mid-west portion of the United States. The Company has operated two distribution facilities in overlapping markets since the Western Merger, in which the Company assumed the operation of a Western distribution facility in Ohio. The decision to close this facility allows the Company to utilize the operating resources more productively in other areas of the business. The Company has established restructuring reserves for the termination of certain team members and exit costs in connection with the decision to close this facility.

   In connection with the Western merger and the Discount acquisition, the Company assumed the restructuring reserves related to the acquired operations. As of December 29, 2001, these restructuring reserves relate primarily to ongoing lease obligations for closed store locations.

   A reconciliation of activity with respect to these restructuring accruals is as follows.

                                                         Other
                                                         Exit
                                              Severance  Costs    Total
                                              --------- -------  -------
      Balance, January 2, 1999...............   $ 682   $14,773  $15,455
      New provisions.........................      --     1,307    1,307
      Change in estimates....................      --    (1,249)  (1,249)
      Reserves utilized......................    (664)   (4,868)  (5,532)
                                                -----   -------  -------
      Balance, January 1, 2000...............      18     9,963    9,981
      New provisions.........................      --     1,768    1,768
      Change in estimates....................      --       (95)     (95)
      Reserves utilized......................     (18)   (4,848)  (4,866)
                                                -----   -------  -------
      Balance, December 30, 2000.............      --     6,788    6,788
      New provisions.........................     475     8,285    8,760
      Change in estimates....................      --        11       11
      Reserves utilized......................    (475)   (5,441)  (5,916)
                                                -----   -------  -------
      Balance, December 29, 2001.............   $  --   $ 9,643  $ 9,643
                                                =====   =======  =======

   As of December 29, 2001, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements. This liability, along with those related to mergers and acquisitions, is recorded in accrued expenses (current portion) and other long-term liabilities (long-term) in the accompanying consolidated balance sheets.

Restructuring Associated with Mergers and Acquisitions

   As a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain team members of Western. Additionally, the Carport acquisition resulted in restructuring reserves for closing 21 acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative team members of the acquired company. As of December 29, 2001,

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

the other exit costs represent the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

   As of the date of the Discount acquisition, management formalized a plan to close certain Discount Auto Parts stores in overlapping markets or stores not meeting the Company's profitability objectives, to relocate certain Discount administrative functions to the Company's headquarters and to terminate certain management, administrative and support team members of Discount. Additional purchase price liabilities of approximately $9,066 have been recorded for severance and relocation costs and approximately $2,331 for store and other exit costs. As of December 29, 2001, two stores have been closed. The Company expects to finalize its plan for termination of team members and closure of Discount Auto Parts stores within one year from the date of the Discount acquisition and to complete the terminations and closures by the end of fiscal 2002. Additional liabilities for severance, relocation, store and other facility exit costs may result in an adjustment to the purchase price. A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                          Other
                                                          Exit
                                    Severance Relocation  Costs    Total
                                    --------- ---------- -------  --------
    Balance at January 2, 1999.....  $ 7,738    $ 838    $13,732  $ 22,308
    Purchase accounting adjustments    3,630     (137)    (1,833)    1,660
    Reserves utilized..............   (7,858)    (701)    (4,074)  (12,633)
                                     -------    -----    -------  --------
    Balance at January 1, 2000.....    3,510       --      7,825    11,335
    Purchase accounting adjustments       --       --     (1,261)   (1,261)
    Reserves utilized..............   (3,510)      --     (2,767)   (6,277)
                                     -------    -----    -------  --------
    Balance at December 30, 2000...       --       --      3,797     3,797
    Purchase accounting adjustments    9,292      611      3,606    13,509
    Reserves utilized..............     (837)      --     (2,500)   (3,337)
                                     -------    -----    -------  --------
    Balance at December 29, 2001...  $ 8,455    $ 611    $ 4,903  $ 13,969
                                     =======    =====    =======  ========

   Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

5.  Receivables:

   Receivables consist of the following:

                                              December 29, December 30,
                                                  2001         2000
                                              ------------ ------------
        Trade:
           Wholesale.........................   $  8,965     $12,202
           Retail............................     19,857      15,666
        Vendor (Note 2)......................     55,179      36,260
        Installment (Note 17)................     15,430      14,197
        Related parties......................      1,100       4,143
        Employees............................        510         389
        Other................................      2,380       3,131
                                                --------     -------
        Total receivables....................    103,421      85,988
        Less: Allowance for doubtful accounts     (9,890)     (5,021)
                                                --------     -------
        Receivables, net.....................   $ 93,531     $80,967
                                                ========     =======

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


6.  Inventories, net

   Inventories are stated at the lower of cost or market. Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities and establishes reserves for estimated shrink based on historical accuracy of the cycle counting program. Cost is determined using the last-in, first-out ("LIFO") method for approximately 90% of inventories at December 29, 2001 and December 30, 2000, and the first-in, first-out ("FIFO") method for remaining inventories. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at December 29, 2001 and December 30, 2000, were $69,398 and $56,305, respectively. The nature of the Company's inventory is such that the risk of obsolescence is minimal. In addition, the Company has historically been able to return excess items to the vendor for credit. The Company does provide reserves where less than full credit will be received for such returns and where the Company anticipates that items will be sold at retail for prices that are less than recorded cost. Inventories consist of the following:

                                                December 29, December 30,
                                                    2001         2000
                                                ------------ ------------
       Inventories at FIFO, net................   $935,181     $779,376
       Adjustments to state inventories at LIFO     46,819        9,538
                                                  --------     --------
       Inventories at LIFO, net................   $982,000     $788,914
                                                  ========     ========

   Replacement cost approximated FIFO cost at December 29, 2001 and December 30, 2000.

   During the fourth quarter of fiscal 2001, the Company recorded a non-recurring expense of $10,493 ($9,099 in gross profit and $1,394 in selling, general and administrative expenses) related to the Company's supply chain initiatives. These initiatives will reduce the Company's overall inventory investment as a result of only offering selective products in specific store locations or regions. The gross profit charge relates primarily to restocking and handling fees associated with inventory identified for return to the Company's vendors. Additionally, the supply chain initiative includes a review of the Company's logistics operations. The expense recorded in selling, general and administrative expenses includes cost associated with the relocation of certain equipment from a distribution facility closed as part of these initiatives (Notes 4 and 9).

7.  Property and Equipment:

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

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   Property and equipment consists of the following:

                                                 Estimated   December 29, December 30,
                                                Useful Lives     2001         2000
                                                ------------ ------------ ------------
Land and land improvements.....................  0-10 years   $ 170,780    $  40,371
Buildings......................................    40 years     199,304       79,109
Building and leasehold improvements............ 10-40 years      91,338       84,658
Furniture, fixtures and equipment..............  3-12 years     433,518      357,642
Vehicles.......................................  2-10 years      32,047       30,506
Other..........................................                  23,499       10,571
                                                              ---------    ---------
                                                                950,486      602,857
Less--Accumulated depreciation and amortization                (239,204)    (191,897)
                                                              ---------    ---------
Property and equipment, net....................               $ 711,282    $ 410,960
                                                              =========    =========

   Depreciation and amortization expense was $70,745, $66,826 and $58,147 for the fiscal years ended 2001, 2000 and 1999, respectively. The Company capitalized approximately $19,699, $9,400 and $561 in primarily third party costs incurred in the development of internal use computer software during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

8.  Carport Acquisition

   On April 23, 2001, the Company completed its acquisition of Carport Auto Parts, Inc. ("Carport"). The acquisition included a net 30 retail stores located in Alabama and Mississippi, and substantially all of the assets used in Carport's operations. The acquisition has been accounted for under the purchase method of accounting and, accordingly, Carport's results of operations have been included in the Company's consolidated statement of operations since the acquisition date.

   The purchase price, of $21,533, has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. This allocation resulted in the recognition of $3,695 in goodwill, of which $444 was amortized during fiscal 2001.

9.  Assets Held for Sale

   The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. As of December 29, 2001 and December 30, 2000, the Company's assets held for sale were $60,512 and $25,077, respectively, primarily consisting of real property acquired in the Western Merger and Discount acquisition.

   During fiscal 2001, the Company recorded an impairment charge of $12,300, to reduce the carrying value of certain non-operating facilities to their estimated fair market value. $4,700 of the charge represents the write-down of a closed distribution center acquired as part of the Western merger included in the Wholesale segment. $4,600 represents the reduction in carrying value of the former Western Auto corporate office also acquired in the Western merger. The facility, which is held in the Wholesale segment, consists of excess space not required

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

for the Company's current needs. The remaining $3,000 represents a reduction to the carrying value of a recently closed distribution center in Jeffersonville, Ohio, held in the Retail segment, that was identified for closure as part of the Company's supply chain review. As of December 29, 2001, the carrying value for these properties included in assets held for sale is $13,800. The reduction in these book values represents the Company's best estimate of fair market value based on recent marketing efforts to attract buyers for these properties.

   During fiscal 2000, the Company also recorded an impairment related to the Western Auto corporate office space. The impairment charge of $856 reduced the carrying value to $8,000.

10.  Other Assets:

   As of December 29, 2001 and December 30, 2000, other assets include deferred debt issuance costs of $24,050 and $12,864, respectively (net of accumulated amortization of $2,707 and $7,581, respectively), relating primarily to the financing in connection with the Discount acquisition (Notes 3 and 13) and the fiscal 1998 recapitalization. Such costs are being amortized over the term of the related debt (5 years to 11 years).

11.  Accrued Expenses:

   Accrued expenses consist of the following:

                                                 December 29, December 30,
                                                     2001         2000
                                                 ------------ ------------
      Payroll and related benefits..............   $ 58,656     $ 25,507
      Restructuring and closed store liabilities     15,879        3,772
      Warranty..................................     21,587       18,962
      Other.....................................     80,072       75,882
                                                   --------     --------
      Total accrued expenses....................   $176,194     $124,123
                                                   ========     ========

12.  Other Long-Term Liabilities:

   Other long-term liabilities consist of the following:

                                                 December 29, December 30,
                                                     2001         2000
                                                 ------------ ------------
      Employee benefits.........................   $22,152      $24,625
      Restructuring and closed store liabilities     7,733        6,813
      Other.....................................     6,388       15,206
                                                   -------      -------
      Total other long-term liabilities.........   $36,273      $46,644
                                                   =======      =======

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


13.  Long-term Debt:

   Long-term debt consists of the following:

                                                                                   December 29, December 30,
                                                                                       2001         2000
                                                                                   ------------ ------------
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest rates (5.44% at
  December 29, 2001), due November 2006...........................................   $180,000     $     --
Tranche B, Senior Secured Term Loan at variable interest rates (7.00% at
  December 29, 2001), due November 2007...........................................    305,000           --
Revolving facility at variable interest rates (5.44% at December 29, 2001), due
  November 2006...................................................................     10,000           --
McDuffie County Authority taxable industrial development revenue bonds, issued
  December 31,1997, interest due monthly at an adjustable rate established by the
  Remarketing Agent (2.10% at December 29, 2001), principal due on November 1,
  2002............................................................................     10,000       10,000
Deferred term loan at variable interest rates (9.25% at December 30, 2000), repaid         --       90,000
Delayed draw facilities at variable interest rates, (8.47% at December 30, 2000),
  repaid..........................................................................         --       94,000
Revolving facility at variable interest rates (8.50% at December 30, 2000), repaid         --       15,000
Tranche B facility at variable interest rates (9.19% at December 30, 2000), repaid         --      123,500
Other.............................................................................         --          784
Subordinated Debt:
Subordinated notes payable, interest due semi-annually at 10.25%, due April 2008..    169,450      169,450
Subordinated notes payable, interest due semi-annually at 10.25%, due April 2008, face amount of $200,000 less unamortized discount of $14,087 at December 29,
  2001............................................................................    185,913           --
                                                                                     --------     --------
Total long-term debt..............................................................    860,363      502,734
Less: Current portion of long-term debt...........................................    (23,715)      (9,985)
                                                                                     --------     --------
Long-term debt, excluding current portion.........................................   $836,648     $492,749
                                                                                     ========     ========

Senior Debt:

   During 2001, the Company, entered into a new senior bank credit facility, or the senior credit facility, with a syndicate of banks which provided for (1) $485,000 in term loans, consisting of a $180,000 tranche A term loan facility with a maturity of five years and a $305,000 tranche B term loan facility with a maturity of six years and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sublimit of $35,000) with a maturity of five years. A portion of the proceeds was used to repay the Company's outstanding borrowing under the previous credit facility of $270,299 and to finance the Discount acquisition (Note 3). As a result of the repayment of this debt the Company recorded an extraordinary loss related to the write-off of deferred financing costs in the fourth quarter of fiscal 2001 of $3,682, net of $2,424 income taxes. As of December 29, 2001 the Company has borrowed approximately $10,000 under the revolving credit facility and has $17,445 in letters of credit outstanding, which has reduced availability under the credit facility to approximately $132,555.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   The tranche A term loan requires scheduled repayments of $11,000 to $24,500 semi-annually beginning November 2002 through November 2006 at which point it will be fully repaid. The tranche B term loan requires scheduled repayments of $2,500 semi-annually beginning November 2002 through May 2007 at which time the Company will be required to pay the remaining balance at maturity in November 2007.

   Borrowings under the senior credit facility are required to be prepaid, subject to certain exceptions, with (1) 50% of the Excess Cash Flow (as defined in the senior credit facility) unless the Company's Leverage Ratio at the end of any fiscal year is 2.0 or less, in which case 25% of Excess Cash Flow for such fiscal year will be required to be repaid, (2) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, subject to certain exceptions (including exceptions for reinvestment of certain asset sale proceeds within 270 days of such sale and certain sale-leaseback transactions), and (3) 100% of the net proceeds of certain issuances of debt or equity by the Company and its subsidiaries. The Company is required to make an Excess Cash Flow prepayment of $228 in first quarter of fiscal 2002 under the current credit facility and made a $6,244 mandatory prepayment under the prior credit agreement for fiscal 2000 in fiscal 2001.

   Voluntary prepayments and voluntary reductions of the unutilized portion of the revolving credit facility are permitted in whole or in part, at the Company's option, in minimum principal amounts specified in the senior credit facility, without premium or penalty, subject to reimbursement of the lenders' redeployment costs in the case of a prepayment of adjusted LIBOR borrowings other than on the last day of the relevant interest period. Voluntary prepayments under the tranche A term loan facility and the tranche B term loan facility will (1) generally be allocated among those facilities on a pro rata basis (based on the then outstanding principal amount of the loans under each facility) and (2) within each such facility, be applied to the installments under the amortization schedule within the following 12 months under such facility and all remaining amounts will be applied pro rata to the remaining amortization payments under such facility.

   The interest rate on the tranche A term loan facility and the revolving credit facility is based, at the Company's option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. From July 14, 2002, the interest rates under the tranche A term loan facility and the revolving credit facility will be subject to adjustment according to a pricing grid based upon the Company's Leverage Ratio (as defined in the senior credit facility). The initial margins are 3.50% and 2.50% for the adjusted LIBOR rate and alternate base rate borrowings, respectively, and can step down incrementally to 2.25% and 1.25%, respectively, if the Company's Leverage Ratio is less than 2.00 to 1.00. The interest rate on the tranche B term loan is based, at the Company's option, on either an adjusted LIBOR rate plus 4.00% per annum with a floor of 3.00%, or an alternate base rate plus 3.00% per annum. A commitment fee of 0.50% per annum will be charged on the unused portion of the revolving credit facility, payable quarterly in arrears.

   The senior credit facility is guaranteed by the Company and by each of it's existing domestic subsidiaries and will be guaranteed by all future domestic subsidiaries. The senior credit facility is secured by a first priority lien on substantially all, subject to certain exceptions, of the Company's properties and assets and the properties and assets of its existing domestic subsidiaries (including Discount and its subsidiaries) and will be secured by the properties and assets of our future domestic subsidiaries. The senior credit facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) declare dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt (including hedging arrangements), (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of our business and the business conducted by our subsidiaries and (9) change the holding company

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

status of the Parent. The Company is required to comply with financial covenants with respect to a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and maximum limits on capital expenditures.

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

Subordinated Debt:

   The $169,450 Senior Subordinated Notes (the "Notes") and the $185,913 Senior Subordinated Notes (the "New Notes") are both unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes and New Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003. The new notes accrete at an effective yield of 11.875% less cash interest of 10.250% through maturity in April 2008. As of December 29, 2001, the New Notes have been accreted by $309.

   Upon the occurrence of a change of control, each holder of the Notes and the New Notes will have the right to require the Company to repurchase all or any part of such holder's Notes and New Notes at an offering price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

   The Notes and the New Notes contain various non-financial restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to issue preferred stock, repurchase stock and incur certain indebtedness, engage in transactions with affiliates, pay dividends or certain other distributions, make certain investments and sell stock of subsidiaries.

   During fiscal 2000, the Company repurchased on the open market $30,550 face value of Notes at a price ranging from 81.5 to 82.5 percent of their face value. Accordingly, the Company recorded a gain related to the extinguishment of this debt of $2,933, net of $1,759 provided for income taxes and $868 for the write off of the associated deferred debt issuance costs.

   As of December 29, 2001, the Company was in compliance with the covenants of the senior credit facility, the Notes, and the New Notes. Substantially all of the net assets of the Company's subsidiaries are restricted at December 29, 2001.

   The aggregate future annual maturities of long-term debt, net of the unamortized discount related to the New Notes, are as follows:

                              2002...... $ 23,715
                              2003......   32,400
                              2004......   48,600
                              2005......   54,000
                              2006......   64,000
                              Thereafter  637,648
                                         --------
                                         $860,363
                                         ========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


14.  Income Taxes:

   Provision (benefit) for income taxes for fiscal 2001, fiscal 2000 and fiscal 1999 consists of the following:

                                 Current  Deferred  Total
                                 -------  -------- -------
                     2001
                        Federal. $13,874  $ 2,352  $16,226
                        State...     513   (1,600)  (1,087)
                                 -------  -------  -------
                                 $14,387  $   752  $15,139
                                 =======  =======  =======
                     2000
                        Federal. $ 8,005  $ 3,897  $11,902
                        State...   1,846      113    1,959
                                 -------  -------  -------
                                 $ 9,851  $ 4,010  $13,861
                                 =======  =======  =======
                     1999
                        Federal. $(1,934) $(3,895) $(5,829)
                        State...   1,963   (5,762)  (3,799)
                                 -------  -------  -------
                                 $    29  $(9,657) $(9,628)
                                 =======  =======  =======

   The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

                                                                       2001     2000      1999
                                                                      -------  -------  --------
Income (loss) before extraordinary items and cumulative effect of a change in accounting principle at statutory U.S. federal income tax rate............................................................... $13,934  $12,961  $(10,218)
State income taxes, net of federal income tax benefit................    (707)   1,159    (2,469)
Non-deductible interest & other expenses.............................     638      631       740
Valuation allowance..................................................      44      914       596
Puerto Rico dividend withholding tax.................................      --       --       150
Other, net...........................................................   1,230   (1,804)    1,573
                                                                      -------  -------  --------
                                                                      $15,139  $13,861  $ (9,628)
                                                                      =======  =======  ========

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

                                                  December 29, December 30,
                                                      2001         2000
                                                  ------------ ------------
     Deferred income tax assets..................   $ 58,157     $ 49,193
     Deferred income tax liabilities.............    (38,020)     (62,121)
                                                    --------     --------
     Net deferred income tax (liabilities) assets   $ 20,137     $(12,928)
                                                    ========     ========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

   The Company incurred financial reporting and tax losses in 1999 primarily due to integration and interest costs incurred as a result of the fiscal 1998 Western Merger and the Recapitalization. At December 29, 2001, the Company has cumulative net deferred income tax assets of $20,137. The gross deferred income tax assets include deferred tax assets of approximately $33,000 related to the excess tax basis over book value of the net assets obtained through the Discount acquisition. The gross deferred income tax assets also include federal and state net operating loss carryforwards ("NOLs") of approximately $6,596. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2020. The Company believes it will realize these tax benefits through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in various jurisdictions, the Company recorded a valuation allowance of $1,554 as of December 29, 2001 and $1,510 as of December 30, 2000. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

   Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

                                                      December 29, December 30,
                                                          2001         2000
                                                      ------------ ------------
Current deferred income taxes--
   Inventory valuation differences...................   $(18,783)    $(36,051)
   Accrued medical and workers compensation..........      7,233        2,319
   Accrued expenses not currently deductible for tax.     26,753       16,392
   Net operating loss carryforwards..................      3,916        7,124
   Minimum tax credit carryforward (no expiration)...      5,599            0
                                                        --------     --------
       Total current deferred income taxes...........   $ 24,718     $(10,216)
                                                        ========     ========
Long-term deferred income taxes--
   Property and equipment............................    (19,237)     (24,571)
   Postretirement benefit obligation.................      8,013        8,254
   Amortization of bond discount.....................        117           --
   Net operating loss carryforwards..................      2,680        9,807
   Minimum tax credit carryforward (no expiration)...         --        6,809
   Valuation allowance...............................     (1,554)      (1,510)
   Other, net........................................      5,400       (1,501)
                                                        --------     --------
       Total long-term deferred income taxes.........   $ (4,581)    $ (2,712)
                                                        ========     ========

   These amounts are recorded in other current assets, other current liabilities and other assets in the accompanying consolidated balance sheets, as appropriate.

   The Company currently has four years that are open to audit by the Internal Revenue Service. In addition, various state and foreign income tax returns for several years are open to audit. In management's opinion, any amounts assessed will not have a material effect on the Company's financial position or results of operations.

   Additionally, the Company has certain periods open to examination by taxing authorities in various states for sales and use tax. In management's opinion, any amounts assessed will not have a material effect on the Company's financial position or results of operations.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


15.  Lease Commitments:

   The Company leases store locations, distribution centers, office space, equipment and vehicles under lease arrangements that extend through 2010, some of which are with related parties. Certain terms of the related-party leases are more favorable to the landlord than those contained in leases with non-affiliates.

   At December 29, 2001, future minimum lease payments due under non-cancelable operating leases are as follows:

                                         Related
                               Other(a) Parties(a)  Total
                               -------- ---------- --------
                    2002...... $133,704  $ 3,677   $137,381
                    2003......  123,114    3,447    126,561
                    2004......  109,275    2,537    111,812
                    2005......   92,276    2,240     94,516
                    2006......   75,608    1,764     77,372
                    Thereafter  337,858      447    338,305
                               --------  -------   --------
                               $871,835  $14,112   $885,947
                               ========  =======   ========

---------------------
(a)The Other and Related Parties columns include stores closed as a result of the Company's restructuring plans (See Note 4).

   At December 29, 2001, future minimum sub-lease income to be received under non-cancelable operating leases is $8,935.

   Net rent expense for fiscal 2001, fiscal 2000 and fiscal 1999 was as follows:

                                         2001      2000      1999
                                       --------  --------  --------
           Minimum facility rentals... $122,512  $112,768  $103,807
           Contingent facility rentals      811     1,391     2,086
           Equipment rentals..........    2,341     1,875     3,831
           Vehicle rentals............    6,339     6,709     4,281
                                       --------  --------  --------
                                        132,003   122,743   114,005
           Less: Sub-lease income.....   (2,558)   (1,747)   (1,085)
                                       --------  --------  --------
                                       $129,445  $120,996  $112,920
                                       ========  ========  ========

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

   Rental payments to related parties of approximately $3,824 in fiscal 2001, $3,921 in fiscal 2000 and $3,998 in fiscal 1999 are included in net rent expense.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


16.  Installment Sales Program:

   A subsidiary of the Company maintains an in-house finance program, which offers financing to retail customers (Note 5). Finance charges of $3,343, $3,063 and $2,662 on the installment sales program are included in net sales in the accompanying consolidated statements of operations for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. The cost of administering the installment sales program is included in selling, general and administrative expenses.

17.  Subsequent Event:

   On November 2, 1998, the Company acquired Western from WAH, a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), through the issuance of 11,475 shares of the Parent's common stock. On February 6, 2002, the Company engaged in a transaction with Sears in which the Parent transferred to Sears
11,475 shares of common stock, in exchange for all the outstanding common stock of WAH. WAH's only asset was the 11,475 shares of the Parent's common stock received on November 2, 1998. The Parent immediately retired the shares of the Parent's common stock held by WAH and liquidated WAH on February 6, 2002.

   On March 6, 2002, the Parent's registration statement on Form S-1 with the Securities and Exchange Commission to register 2,250 primary shares and 6,750 secondary shares for offering on the public markets became effective. The Company intends to use the net proceeds it receives to repay outstanding indebtedness. The Company will not receive any proceeds from the sale of the secondary shares.

18.  Contingencies:

   In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs,when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include tax and legal matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

   In March 2000, the Company was notified it has been named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. On October 18, 2001, the court denied, on all but one count, a motion by the Company and other defendants to dismiss this lawsuit. It is expected that the discovery phase of the litigation will now commence (including with respect to the Company); however, determinations as to the discovery schedule and scope remain to be determined. The Company continues to believe that the claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter cannot be ascertained at this time.

   In January 1999, the Company was notified by the United States Environmental Protection Agency ("EPA") that Western Auto and other parties may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970s and 1980s. The EPA has indicated the total cleanup for this site will be approximately $1,600. This matter has since been settled for an amount not material to the Company's financial position or results of operations.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   Sears has agreed to indemnify the Company for certain other litigation and environmental matters of Western that existed as of the Western Merger date. The Company recorded a receivable from Sears of approximately $2,685 relating to certain environmental matters that had been accrued by Western as of the Western Merger date. During the first quarter of 2001, the Company received notification from Sears that certain of these matters have been settled. Accordingly, the Company reversed $2,500 of the previously recorded $2,685 receivable due from Sears and reduced the corresponding environmental liability. Additionally, as of the Western Merger date, Sears has agreed to indemnify partially the Company for up to 5 years for certain additional environmental matters that may arise relating to the period prior to the Western Merger. The Company's maximum exposure during the indemnification period for certain matters covered in the Western Merger agreement is $3,750.

   In November 1997 a plaintiff, on behalf of himself and others similarly situated, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging misconduct in the sale of automobile batteries. The complaint seeks compensatory and punitive damages. In September 2001, the court granted the Company's motion for summary judgement and dismissed all claims against the Company in this matter. The period for appeal has not expired. The Company believes it has no liability for such claims and intends to defend them vigorously. In addition, three lawsuits were filed against the Company on July 28, 1998, for wrongful death relating to an automobile accident involving a team member of the Company. This matter has since been settled with no impact to the Company's financial position or results of operations.

   In October 2000, a vendor repudiated a long-term purchase agreement entered into with the Company in January 2000. The Company filed suit against the vendor in November of fiscal 2000 to recover monetary damages. Based on consultation with the Company's legal counsel, management believed the purchase agreement was entered into in good faith and it was highly probable that the Company would prevail in its suit. Therefore, the Company recorded a gain of $3,300, which represented actual damages incurred through December 30, 2000, as a reduction of cost of sales in the accompanying consolidated statement of operations for the year ended December 30, 2000. Related income taxes and legal fees of $1,300 were also recorded in the accompanying consolidated statement of operations for the year ended December 30, 2000. During the first quarter of fiscal 2001, the Company reached a settlement with this vendor and recorded a net gain of $8,300 as a reduction to cost of sales in the accompanying consolidated statement of operations for the year ended December 29, 2001.

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

   The Company is self-insured with respect to workers' compensation and health care claims for eligible active team members. In addition, the Company is self-insured for general and automobile liability claims. The Company maintains certain levels of stop-loss insurance coverage for these claims through an independent insurance provider. The cost of self-insurance claims is accrued based on actual claims reported plus an estimate for claims incurred but not reported. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information becomes available.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   The Company has entered into employment agreements with certain team members that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination of the team member by the Company. The maximum contingent liability under these employment agreements is approximately $10,231 and $4,740 at December 29, 2001 and December 30, 2000, respectively.

19.  Other Related-party Transactions:

   In September 2001, the Company loaned a member of the Board of Directors $1,300. This loan is evidenced by a full recourse promissory note bearing interest at prime rate (4.75% at December 29, 2001), payable annually, and due in full in five years from its inception. Payment of the promissory note is secured by a stock pledge agreement that grants the Company a security interest in all shares of the Parent's common stock acquired by the board member under the Parent's stock subscription plan.

   Under the terms of a shared services agreement, Sears provided certain services to the Company, including payroll and payable processing for Western, among other services through the third quarter of fiscal year 1999. The Company and Sears have entered into agreements that provide for the Western stores to continue to purchase, at normal retail prices, and carry certain Sears branded products during periods defined in the agreements. The Company purchased directly from the manufacturers of Sears branded products of approximately $4,600, $9,200 and $13,500 for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. The Company is also a first-call supplier of certain automotive products to certain Sears Automotive Group stores. Additionally, Sears arranged to buy from the Company certain products in bulk for its automotive centers through January 1999. These transactions are completed at the Company's normal retail prices. These amounts are included in net sales to Sears in the following table and have been negotiated based on the fair values of the underlying transactions.

   The following table presents the related party transactions with Sears for fiscal 2001, 2000 and 1999 and as of December 29, 2001 and December 30, 2000:

                                              Years Ended
                                  ------------------------------------
                                  December 29, December 30, January 1,
                                      2001         2000        2000
                                  ------------ ------------ ----------
         Net sales to Sears......    $7,535       $7,487      $5,326
         Shared services revenue.        --           --       2,286
         Shared services expense.        --           --         887
         Credit card fees expense       339          405         348
                                     ======       ======      ======

                                  December 29, December 30,
                                      2001         2000
                                  ------------ ------------
         Receivables from Sears..    $  812       $3,160
         Payables to Sears.......     1,220        1,321
                                     ======       ======

   The Company also enters into intercompany transactions with the Parent in the normal course of its business. These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities. As of December 29, 2001 and December 30, 2000, the Company had a net (payable) receivable from its Parent of $(1,102) and $603, respectively.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


20.  Benefit Plans:

401(k) Plan

   The Company maintains a defined contribution team member benefit plan, which covers substantially all team members after one year of service. The plan allows for team member salary deferrals, which are matched at the Company's discretion. Company contributions were $5,033 in fiscal 2001, $5,245 in fiscal 2000, and $4,756 in fiscal 1999.

   The Company continues to maintain a defined contribution plan covering substantially all of the Discount team members who have at least one year of service. The plan allows for team member salary deferrals, which are matched by the Company based upon the team member's years of service. Company contributions were $205 in fiscal 2001. The Company had no contributions for this plan prior to the Discount acquisition.

   The Company also maintains a profit sharing plan covering Western team members that was frozen prior to the Western Merger on November 2, 1998. This plan covered all full-time team members who had completed one year of service and had attained the age of 21 on the first day of each month. All team members covered under this plan were included in the Company's plan on December 30, 2000.

Deferred Compensation

   The Company maintains an unfunded deferred compensation plan established for certain key team members of Discount prior to the acquisition on November 28, 2001. The Company assumed the plan liability of $1,382 through the Discount acquisition. The Company anticipates terminating this plan in May of 2002 and has reflected this liability in accrued expenses in the accompanying consolidated balance sheets.

   The Company maintains an unfunded deferred compensation plan established for certain key team members of Western prior to the fiscal 1998 Western Merger. The Company assumed the plan liability of $15,253 through the Western Merger. The plan was frozen at the date of the Western Merger. As of December 29, 2001 and December 30, 2000, $4,291 and $5,359, respectively was accrued with the current portion included in accrued expenses and the long-term portion in other long-term liabilities in the accompanying consolidated balance sheets.

Postretirement Plan

   The Company provides certain health care and life insurance benefits for eligible retired team members. Team members retiring from the Company with 20 consecutive years of service after age 40 are eligible for these benefits, subject to deductibles, co-payment provisions and other limitations.

   The estimated cost of retiree health and life insurance benefits is recognized over the years that the team members render service as required by SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The initial accumulated liability, measured as of January 1, 1995, the date the Company adopted SFAS No. 106, is being recognized over a 20-year amortization period.

   In connection with the Western Merger, the Company assumed Western's benefit obligation under its postretirement health care plan. This plan was merged into the Company's plan effective July 1, 1999.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   The Company maintains the existing plan and the assumed plan covering Western team members. Financial information related to the plans was determined by the Company's independent actuaries as of December 29, 2001 and December 30, 2000. The following provides a reconciliation of the accrued benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets and the funded status of the plan.

                                                            2001      2000
                                                          --------  --------
   Change in benefit obligation:
      Benefit obligation at beginning of the year........ $ 22,082  $ 22,095
      Service cost.......................................      326       451
      Interest cost......................................    1,584     1,532
      Benefits paid......................................   (2,842)   (2,826)
      Actuarial (gain) loss..............................   (3,790)      830
                                                          --------  --------
      Benefit obligation at end of the year..............   17,360    22,082
                                                          --------  --------
   Change in plan assets:
      Fair value of plan assets at beginning of the year.       --        --
      Employer contributions.............................    2,842     2,826
      Benefits paid......................................   (2,842)   (2,826)
                                                          --------  --------
      Fair value of plan assets at end of year...........       --        --
                                                          --------  --------
   Reconciliation of funded status:
      Funded status......................................  (17,360)  (22,082)
      Unrecognized transition obligation.................      752       810
      Unrecognized actuarial (gain) loss.................   (3,260)      530
                                                          --------  --------
   Accrued postretirement benefit cost................... $(19,868) $(20,742)
                                                          ========  ========

   Net periodic postretirement benefit cost is as follows:

                                                    2001   2000   1999
                                                   ------ ------ ------
         Service cost............................. $  326 $  451 $  336
         Interest cost............................  1,584  1,532  1,401
         Amortization of the transition obligation     58     58     58
         Amortization of recognized net losses....     --     --     43
                                                   ------ ------ ------
                                                   $1,968 $2,041 $1,838
                                                   ====== ====== ======

   The postretirement benefit obligation was computed using an assumed discount rate of 7.5% in 2001 and 2000. The health care cost trend rate was assumed to be 8.5% for 2001, 8.0% for 2002, 7.5% for 2003, 7.0% for 2004, 6.5% for 2005,
6.0% for 2006, and 5.0% to 5.5% for 2007 and thereafter.

    If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $2,296 as of December 29, 2001. The effect of this change on the combined service and interest cost would have been an increase of $185 for 2001.

   If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $1,996 as of December 29, 2001. The effect of this change on the combined service and interest cost would have been a decrease of $160 for 2001.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   The Company reserves the right to change or terminate the benefits or contributions at any time. The Company also continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

21.  Stock Options:

   The Company maintains a senior executive stock option plan and an executive stock option plan (the "Option Plans") for key team members of the Company. The Option Plans provide for the granting of non-qualified stock options. All options terminate on the seventh anniversary of the grant date. Shares authorized for grant under the senior executive and the executive stock option plans are 1,710 and 3,600, respectively, at December 29, 2001. Subsequent to December 29, 2001, the Board of Directors approved for the grant of 532 options to purchase the Parent's common stock at an exercise price of $42.00.

   The Company has historically maintained three types of option plans; Fixed Price Service Options ("Fixed Options"), Performance Options ("Performance Options") and Variable Option plans ("Variable Options"). The Fixed Options vest over a three-year period in three equal installments beginning on the first anniversary of the grant date. During the fourth quarter of fiscal 2001, the board of directors approved an amendment to the Performance Options and the Variable Options. The amendment accelerated the vesting of the Performance Options by removing the variable provisions under the plan and established a fixed exercise price of $18.00 per share for the Variable Options. As a result of the increase in the Parent's stock price and the above amendment, the Company recorded a one-time expense of $8,611 to record the associated compensation expense.

   Additionally, as a result of the Discount acquisition, the Company converted all outstanding stock options of Discount with an exercise price greater than $15.00 per share to options to purchase the Parent's common stock. The Company converted 575 options from the executive stock option plan at a weighted-average exercise price of $38.89 per share. These options will terminate on the tenth anniversary of the original option agreement between Discount and the team member and as of December 29, 2001 had a weighted-average contractual life of five years. At December 29, 2001, all Discount shares were exercisable and had a range of exercise prices of $17.46 to $59.18. The fair value of the options to purchase the Parent's common stock was included in the purchase price of Discount (Note 3).

   As a result of the recapitalization in fiscal 1998 an existing stockholder of the Parent received stock options to purchase up to 500 shares of common stock. The stock options are fully vested, nonforfeitable and provide for a $10.00 per share exercise price, increasing $2.00 per share annually, through the expiration date of April 2005.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   Total option activity was as follows:

                                             2001                  2000                  1999
                                     --------------------- --------------------- ---------------------
                                     Number   Weighted-    Number   Weighted-    Number   Weighted-
                                       of      Average       of      Average       of      Average
                                     Shares Exercise Price Shares Exercise Price Shares Exercise Price
                                     ------ -------------- ------ -------------- ------ --------------
Fixed Price Service Options
Outstanding at beginning of year.... 1,610      $18.95       297      $14.79      105       $10.00
Granted.............................   343       21.00     1,336       19.80      230        16.82
Converted options in connection with
  Discount acquisition..............   575       38.89        --          --       --           --
Exercised...........................   (62)      35.07        --          --       --           --
Forfeited...........................   (28)      17.29       (23)      14.55      (38)       13.90
                                     -----      ------     -----      ------      ---       ------
Outstanding at end of year.......... 2,438      $24.52     1,610      $18.95      297       $14.78
                                     =====      ======     =====      ======      ===       ======

Variable Price Service Options
Outstanding at beginning of year....   297      $15.00       329      $15.00      397       $15.00
Granted.............................    --          --        --          --       --           --
Exercised...........................    --          --        --          --       --           --
Forfeited...........................    (2)      15.00       (32)      15.00      (68)       15.00
                                     -----      ------     -----      ------      ---       ------
Outstanding at end of year..........   295      $18.00       297      $15.00      329       $15.00
                                     =====      ======     =====      ======      ===       ======

Performance Options
Outstanding at beginning of year....   297      $10.00       329      $10.00      397       $10.00
Granted.............................    --          --        --          --       --           --
Exercised...........................    --          --        --          --       --           --
Forfeited...........................    (2)      10.00       (32)      10.00      (68)       10.00
                                     -----      ------     -----      ------      ---       ------
Outstanding at end of year..........   295      $10.00       297      $10.00      329       $10.00
                                     =====      ======     =====      ======      ===       ======

Other Options
Outstanding at beginning of year....   500      $14.00       500      $12.00      500       $10.00
Granted.............................    --          --        --          --       --           --
Exercised...........................    --          --        --          --       --           --
Forfeited...........................    --          --        --          --       --           --
                                     -----      ------     -----      ------      ---       ------
Outstanding at end of year..........   500      $16.00       500      $14.00      500       $12.00
                                     =====      ======     =====      ======      ===       ======

   As of December 29, 2001, 642 of the Fixed Options and all of the Variable, Performance and other options were exercisable at a weighted average exercise price of $16.07. At December 30, 2000, 118 of the Fixed Options, 148 of the Variable Options and all of the other options were exercisable at a weighted average exercise price of $14.07. Only the 500 of other options and 29 of the fixed options were exercisable at January 1, 2000 at a weighted-average exercise price $11.89. The remaining weighted-average contractual life of the Fixed, Performance and Variable Options are four to seven years. The range of exercise prices for options exercisable at December 29, 2001 and December 30, 2000 were $10.00 to $16.82. The range of exercise prices for options exercisable at January 1, 2000 were $10.00 to $12.00.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   The exercise price for each of the Company's option grants during the fiscal year ended 1999 equaled the fair market value of the underlying stock on the grant date as determined by the board of directors. The weighted-average fair value for the grants during fiscal 1999 was $2.05. During fiscal 2000, the Company granted options at an exercise price of $16.82, which equaled the then determined fair market value, and $20.00 and $25.00, which exceeded the then determined fair market value. The weighted-average fair value of options granted at $16.82 was $1.44. The options granted at $20.00 and $25.00 had no fair value on the grant date. During fiscal 2001, the Company granted 343 options at an exercise price of $21.00, the fair value at the date of the grant as determined by the board of directors. The fair value of the options granted at $21.00 was $13.53.

   As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Parent's common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its Fixed Options because the exercise price equaled the fair market value of the underlying stock on the grant date. The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Options was recorded as outstanding stock options included in additional paid-in capital. The Company recorded compensation expense related to the Performance Options and Variable Options of $11,735 (including the one-time charge discussed above), $729 and $1,082 in non-cash stock option compensation expense in the accompanying consolidated statements of operations for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

   The following information is presented as if the Company elected to account for compensation cost related to the stock options using the fair value method as prescribed by SFAS No. 123:

                                      2001    2000     1999
                                     ------- ------- --------
                  Net income (loss):
                  As reported....... $18,860 $26,104 $(19,565)
                  Pro-forma......... $14,914  26,219  (19,081)
                                     ======= ======= ========

   For the above information, the fair value of each option granted in fiscal 2001 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) weighted average risk-free interest rate of 2.89%; (ii) weighted-average expected life of options of three years;
(iii) expected dividend yield of zero and (iv) volatility of 60%.

   For the above information, the fair value of each option granted in fiscal 2000 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 4.47% and 4.57%; (ii) weighted-average expected life of options of two and three years and (iii) expected dividend yield of zero. As permitted by SFAS No. 123 for companies with non-public equity securities, the Company used the assumption of zero volatility in valuing these options.

   For the above information, the fair value of each option granted in fiscal 1999 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 5.19% and 5.27%; (ii) weighted-average expected life of options of two and three years and (iii) expected dividend yield of zero. As permitted by SFAS No. 123 for companies with non-public equity securities, the Company used the assumption of zero volatility in valuing these options.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


22.  Fair Value of Financial Instruments:

   The carrying amount of cash and cash equivalents, receivables, bank overdrafts, accounts payable, borrowings secured by receivables and current portion of long-term debt approximates fair value because of the short maturity of those instruments. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company. The fair value of all fixed rate long-term debt was determined based on current market prices, which approximated $362,044 (carrying value of $355,363) and $125,393 (carrying value of $169,450) at December 29, 2001 and December 30, 2000, respectively.

23.  Segment and Related Information:

   The Company has the following operating segments: Retail and Wholesale. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" and "Discount Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees all operating under the "Western Auto" trade name.

   The financial information for fiscal 2000 and 1999 has been restated to reflect the operating segments described above. Prior to January 1, 2000, management received and used financial information at the Advance Stores and consolidated Western levels. The Advance Stores segment consisted of the "Advance Auto Parts" retail locations and the Western segment consisted of the "Western Auto" retail locations and wholesale operations described above. The accounting policies of the reportable segments are the same as those of the Company.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   The financial information for fiscal 2000 and 1999 has not been restated to reflect the change in accounting policy related to cooperative advertising funds. Had the new policy been applied in fiscal 2000 and 1999, gross profit and income before provision for income taxes and extraordinary item in the Retail segment would have been $829,475 and $39,393, respectively, in fiscal 2000 and $739,563 and a loss of $21,722, respectively, in fiscal 1999. The application of the new accounting policy to the Wholesale segment would not be material.

                                                             Retail    Wholesale(b) Eliminations   Totals
                                                           ----------  ------------ ------------ ----------
2001(a)
-------
Net sales(c).............................................. $2,419,746    $ 97,893     $    --    $2,517,639
Gross profit..............................................  1,052,881      14,046          --     1,066,927
Operating income (loss)...................................     97,475      (8,362)         --        89,113
Net interest expense......................................    (47,686)     (1,882)         --       (49,568)
Income (loss) before provision (benefit) for income taxes,
  extraordinary item and change in accounting method(d)...     50,323     (10,577)         --        39,746
Extraordinary item, loss on debt extinguishment, net of
  $2,424 income taxes.....................................     (3,682)         --          --        (3,682)
Change in accounting method, net of $1,360 income taxes...     (2,065)         --          --        (2,065)
Segment assets(d).........................................  1,911,026      26,877      (1,160)    1,936,743
Depreciation and amortization.............................     69,927       1,304          --        71,231
Capital expenditures......................................     63,327         368          --        63,695

2000(a)
-------
Net sales(c)..............................................  2,167,308     120,714          --     2,288,022
Gross profit..............................................    881,012      14,883          --       895,895
Operating income..........................................     91,590       1,199          --        92,789
Net interest expense......................................    (51,684)     (4,141)         --       (55,825)
Income (loss) before provision (benefit) for income taxes
  and extraordinary item(d)...............................     39,626      (2,594)         --        37,032
Extraordinary item, gain on debt extinguishment, net of
  $1,759 income taxes.....................................      2,933          --          --         2,933
Segment assets(d).........................................  1,307,839      49,421      (7,964)    1,349,296
Depreciation and amortization.............................     65,625       1,201          --        66,826
Capital expenditures......................................     70,493          73          --        70,566

1999(a)(e)
----------
Net sales(c)..............................................  2,017,425     189,520          --     2,206,945
Gross profit..............................................    791,985      10,847          --       802,832
Operating income (loss)...................................     29,517      (9,282)         --        20,235
Net interest expense......................................    (50,789)     (2,654)         --       (53,443)
Loss before benefit for income taxes(d)...................    (21,272)     (7,921)         --       (29,193)
Segment assets(d).........................................  1,266,199      78,753          --     1,344,952
Depreciation and amortization.............................     53,296       4,851          --        58,147
Capital expenditures......................................     97,000       8,017          --       105,017

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

---------------------
(a)Amounts include non-recurring expenses separately disclosed in the accompanying statements of operations.

(b)During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to the Retail segment through a dividend to Retail. Additionally, throughout fiscal 2000, the Company transferred certain assets to the Retail segment related to the Western Auto retail operations in Puerto Rico and the Virgin Islands.

(c)For fiscal years 2001, 2000, and 1999, total net sales include approximately $403,000, $356,000 and $245,000, respectively, related to revenues derived from commercial sales.

(d)Excludes investment in and equity in net earnings or losses of subsidiaries.

(e)Fiscal 1999 results of operations do not reflect the allocation of certain shared expenses to the Wholesale segment. During fiscal 2000, Management adopted a method for allocating shared expenses.

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


24.  Guarantor Subsidiaries:

   The Company has wholly owned subsidiaries, LARALEV, Inc., Advance Trucking Corporation, Discount and Western (the "Guarantor Subsidiaries") that are guarantors of the Company's Notes, New Notes and senior credit facility. The guarantees are joint and several in addition to full and unconditional. LARALEV, Inc. holds certain trademarks, tradenames and other intangible assets for which it receives royalty income from the Company. Advance Trucking Corporation is a wholly owned subsidiary that holds substantially all of the Company's inventory delivery vehicles. Advance Trucking Corporation became a guarantor subsidiary in the second quarter of fiscal 1999. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries. Combined condensed financial information for the guarantor subsidiaries is as follows:

                                                                                            Consolidated
                                                    Advance                                   Advance
                                                    Stores        Guarantor                    Stores
December 29, 2001                                   Company    Subsidiaries(a) Eliminations   Company
-----------------                                  ----------  --------------- ------------ ------------
Current assets:
Cash and cash equivalents......................... $   11,235     $   6,882     $      --    $   18,117
Receivables, net..................................     52,366        41,165            --        93,531
Inventories.......................................    852,002       129,998            --       982,000
Other current assets..............................     26,367        86,551       (70,891)       42,027
                                                   ----------     ---------     ---------    ----------
   Total current assets...........................    941,970       264,596       (70,891)    1,135,675
Investment in subsidiaries........................    350,789            --      (350,789)           --
Property and equipment, net.......................    422,319       288,963            --       711,282
Assets held for sale..............................     41,872        18,640            --        60,512
Due from affiliates...............................      8,342        19,692       (28,034)           --
Other assets, net.................................      8,452        44,675       (23,853)       29,274
                                                   ----------     ---------     ---------    ----------
   Total assets................................... $1,773,744     $ 636,566     $(473,567)   $1,936,743
                                                   ==========     =========     =========    ==========
Current liabilities:
Bank overdrafts................................... $   19,698     $  15,425     $      --    $   35,123
Current portion of long-term debt.................     23,715        23,715       (23,715)       23,715
Accounts payable..................................    358,691        70,350            --       429,041
Accrued expenses..................................    118,835       217,581      (160,222)      176,194
Other current liabilities.........................     31,055            --            74        31,129
                                                   ----------     ---------     ---------    ----------
   Total current liabilities......................    551,994       327,071      (183,863)      695,202
                                                   ----------     ---------     ---------    ----------
Long-term debt....................................    836,648       826,648      (826,648)      836,648
                                                   ----------     ---------     ---------    ----------
Other long-term liabilities.......................     16,482        21,675        (1,884)       36,273
                                                   ----------     ---------     ---------    ----------
Stockholder's equity (deficit)
Common stock......................................         54            10           (10)           54
Additional paid-in capital........................    396,503      (534,645)      534,645       396,503
(Accumulated deficit) retained earnings...........    (27,937)       (4,193)        4,193       (27,937)
                                                   ----------     ---------     ---------    ----------
   Total stockholder's equity (deficit)...........    368,620      (538,828)      538,828       368,620
                                                   ----------     ---------     ---------    ----------
     Total liabilities and stockholder's equity... $1,773,744     $ 636,566     $(473,567)   $1,936,743
                                                   ==========     =========     =========    ==========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


                                                                                               Consolidated
                                                    Advance                                      Advance
                                                    Stores         Guarantor                      Stores
December 30, 2000                                   Company    Subsidiaries(a)(b) Eliminations   Company
-----------------                                  ----------  ------------------ ------------ ------------
Current assets:
Cash and cash equivalents......................... $   14,258      $   3,751       $      --    $   18,009
Receivables, net..................................     48,741         31,623             603        80,967
Inventories.......................................    752,771         36,143              --       788,914
Other current assets..............................      8,377         53,041         (51,144)       10,274
                                                   ----------      ---------       ---------    ----------
   Total current assets...........................    824,147        124,558         (50,541)      898,164
Investment in subsidiaries........................     46,688             --         (46,688)           --
Property and equipment, net.......................    380,555         30,405              --       410,960
Assets held for sale..............................      6,463         18,614              --        25,077
Due from affiliates...............................     39,277             --         (39,277)           --
Other assets, net.................................     14,531         24,192         (23,628)       15,095
                                                   ----------      ---------       ---------    ----------
   Total assets................................... $1,311,661      $ 197,769       $(160,134)   $1,349,296
                                                   ==========      =========       =========    ==========
Current liabilities:
Bank overdrafts................................... $   12,907      $     871       $      --    $   13,778
Current portion of long-term debt.................      9,985          6,244          (6,244)        9,985
Accounts payable..................................    387,782             70              --       387,852
Accrued expenses..................................     96,239        146,150        (118,266)      124,123
Other current liabilities.........................     44,262             --          (1,468)       42,794
                                                   ----------      ---------       ---------    ----------
   Total current liabilities......................    551,175        153,335        (125,978)      578,532
                                                   ----------      ---------       ---------    ----------
Long-term debt....................................    492,749        485,706        (485,706)      492,749
                                                   ----------      ---------       ---------    ----------
Due to affiliates.................................         --          9,538          (9,538)           --
                                                   ----------      ---------       ---------    ----------
Other long-term liabilities.......................     36,366         23,091         (12,813)       46,644
                                                   ----------      ---------       ---------    ----------
Stockholder's equity (deficit)
Common stock......................................         54             10             (10)           54
Additional paid-in capital........................    278,114       (487,552)        487,552       278,114
(Accumulated deficit) retained earnings...........    (46,797)        13,641         (13,641)      (46,797)
                                                   ----------      ---------       ---------    ----------
   Total stockholder's equity (deficit)...........    231,371       (473,901)        473,901       231,371
                                                   ----------      ---------       ---------    ----------
     Total liabilities and stockholder's equity... $1,311,661      $ 197,769       $(160,134)   $1,349,296
                                                   ==========      =========       =========    ==========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


                                                                                                       Consolidated
                                                            Advance                                      Advance
                                                            Stores         Guarantor                      Stores
Year Ended December 29, 2001                                Company    Subsidiaries(a)(b) Eliminations   Company
----------------------------                               ----------  ------------------ ------------ ------------
Net sales................................................. $2,191,835       $337,388        $(11,584)   $2,517,639
Cost of sales, including purchasing and warehousing costs.  1,210,168        231,445              --     1,441,613
Expenses associated with supply chain initiatives.........      9,099                             --         9,099
                                                           ----------       --------        --------    ----------
       Gross profit.......................................    972,568        105,943         (11,584)    1,066,927
Selling, general and administrative expenses..............    896,747         62,368         (11,584)      947,531
Expenses associated with supply chain initiatives.........      1,394             --              --         1,394
Impairment of assets held for sale........................      3,000          9,300              --        12,300
Expenses associated with merger-related restructuring.....      3,719             --              --         3,719
Expenses associated with merger and integration...........      1,135             --              --         1,135
Non-cash stock option compensation expense................     11,318            417              --        11,735
                                                           ----------       --------        --------    ----------
       Operating income...................................     55,255         33,858              --        89,113
                                                           ----------       --------        --------    ----------
Other (expense) income:
    Interest expense......................................    (49,058)       (50,755)         49,342       (50,471)
    Equity in earnings of subsidiaries....................     13,041             --         (13,041)           --
    Other, net............................................        790          5,077          (4,763)        1,104
                                                           ----------       --------        --------    ----------
          Total other expense, net........................    (35,227)       (45,678)         31,538       (49,367)
                                                           ----------       --------        --------    ----------
Income (loss) before (benefit) provision for income taxes,
 extraordinary item and cumulative effect of a change in
 accounting principle.....................................     20,028        (11,820)         31,538        39,746
(Benefit) provision for income taxes......................     (3,236)           989          17,386        15,139
                                                           ----------       --------        --------    ----------
Income (loss) before extraordinary item and cumulative
 effect of a change in accounting principle...............     23,264        (12,809)         14,152        24,607
Extraordinary item, loss on debt extinguishment, net of
 $2,424 income taxes......................................     (3,682)            --              --        (3,682)
Cumulative effect of a change in accounting principle, net
 of $1,360 income taxes...................................       (722)        (1,343)             --        (2,065)
                                                           ----------       --------        --------    ----------
Net income (loss)......................................... $   18,860       $(14,152)       $ 14,152    $   18,860
                                                           ==========       ========        ========    ==========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


                                                                                              Consolidated
                                                   Advance                                      Advance
                                                   Stores         Guarantor                      Stores
Year Ended December 30, 2000                       Company    Subsidiaries(a)(b) Eliminations   Company
----------------------------                      ----------  ------------------ ------------ ------------
Net sales........................................ $1,966,463       $334,069        $(12,510)   $2,288,022
Cost of sales, including purchasing and
 warehousing costs...............................  1,149,311        242,816              --     1,392,127
                                                  ----------       --------        --------    ----------
      Gross profit...............................    817,152         91,253         (12,510)   $  895,895
Selling, general and administrative expenses.....    758,454         57,162         (12,510)      803,106
                                                  ----------       --------        --------    ----------
      Operating income...........................     58,698         34,091              --        92,789
                                                  ----------       --------        --------    ----------
Other (expense) income:
   Interest expense..............................    (51,991)       (56,519)         51,991       (56,519)
   Equity in earnings of subsidiaries............     18,981             --         (18,981)           --
   Other, net....................................        310          7,940          (7,488)          762
                                                  ----------       --------        --------    ----------
         Total other expense, net................    (32,700)       (48,579)         25,522       (55,757)
                                                  ----------       --------        --------    ----------
Income (loss) before provision (benefit) for
 income taxes....................................     25,998        (14,488)         25,522        37,032
Provision (benefit) for income taxes.............      2,827         (6,322)         17,356        13,861
                                                  ----------       --------        --------    ----------
Income (loss) before extraordinary item..........     23,171         (8,166)          8,166        23,171
Extraordinary item, gain on debt extinguishment,
 net of $1,759 income taxes......................      2,933          2,933          (2,933)        2,933
                                                  ----------       --------        --------    ----------
Net income (loss)................................ $   26,104       $ (5,233)       $  5,233    $   26,104
                                                  ==========       ========        ========    ==========

                                                                                                      Consolidated
                                                           Advance                                      Advance
                                                           Stores         Guarantor                      Stores
Year Ended January 1, 2000                                 Company    Subsidiaries(a)(b) Eliminations   Company
--------------------------                                ----------  ------------------ ------------ ------------
Net sales................................................ $1,810,040       $407,899        $(10,994)   $2,206,945
Cost of sales, including purchasing and warehousing costs  1,093,499        310,614              --     1,404,113
                                                          ----------       --------        --------    ----------
    Gross profit.........................................    716,541         97,285         (10,994)      802,832
Selling, general and administrative expenses.............    722,617         70,974         (10,994)      782,597
                                                          ----------       --------        --------    ----------
       Operating (loss) income...........................     (6,076)        26,311              --        20,235
                                                          ----------       --------        --------    ----------
Other (expense) income:..................................
    Interest expenses....................................    (55,762)       (56,723)         58,641       (53,844)
    Equity in earnings of subsidiaries...................     15,754             --         (15,754)           --
    Other, net...........................................        599          8,616          (4,799)        4,416
                                                          ----------       --------        --------    ----------
       Total other expense, net..........................    (39,409)       (48,107)         38,088       (49,428)
                                                          ----------       --------        --------    ----------
Loss before benefit for income taxes.....................    (45,485)       (21,796)         38,088       (29,193)
Benefit for income taxes.................................    (25,920)        (4,706)         20,998        (9,628)
                                                          ----------       --------        --------    ----------
Net loss................................................. $  (19,565)      $(17,090)       $ 17,090    $  (19,565)
                                                          ==========       ========        ========    ==========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


                                                                                                 Consolidated
                                                          Advance                                  Advance
                                                          Stores       Guarantor                    Stores
Year Ended December 29, 2001                              Company   Subsidiaries(a) Eliminations   Company
----------------------------                             ---------  --------------- ------------ ------------
Net cash provided by operating activities............... $  96,741     $   6,466     $   1,964    $ 105,171
                                                         ---------     ---------     ---------    ---------

Cash flows from investing activities:
Purchases of property and equipment.....................   (58,611)       (5,084)           --      (63,695)
Acquisition, net of cash acquired.......................  (389,953)           --            --     (389,953)
Proceeds from sales of property and equipment and assets
  held for sale.........................................     1,940           700            --        2,640
                                                         ---------     ---------     ---------    ---------
   Net cash used in investing activities................  (446,624)       (4,384)           --     (451,008)
                                                         ---------     ---------     ---------    ---------

Cash flows from financing activities:
Increase (decrease) in bank overdrafts..................     6,790          (915)           --        5,875
Payment of note payable.................................      (784)           --            --         (784)
Proceeds from issuance of subordinated notes............   185,604       185,604      (185,604)     185,604
Early extinguishment of debt............................  (270,299)     (270,299)      270,299     (270,299)
Borrowings under credit facilities......................   697,500       697,500      (697,500)     697,500
Payments on credit facilities...........................  (254,701)     (254,701)      254,701     (254,701)
Payment of debt issuance costs..........................   (17,984)      (17,984)       17,984      (17,984)
Equity impact of debt pushdown..........................        --      (338,156)      338,156           --
Other...................................................       734            --            --          734
                                                         ---------     ---------     ---------    ---------
       Net cash provided by financing activities........   346,860         1,049        (1,964)     345,945
                                                         ---------     ---------     ---------    ---------
Net (decrease) increase in cash and cash equivalents....    (3,023)        3,131            --          108
Cash and cash equivalents, December 30, 2000............    14,258         3,751            --       18,009
                                                         ---------     ---------     ---------    ---------
Cash and cash equivalents, December 29, 2001............ $  11,235     $   6,882     $      --    $  18,117
                                                         =========     =========     =========    =========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


                                                                                          Consolidated
                                                   Advance                                  Advance
                                                   Stores       Guarantor                    Stores
Year Ended December 30, 2000                       Company   Subsidiaries(a) Eliminations   Company
----------------------------                      ---------  --------------- ------------ ------------
Net cash provided by operating activities........ $  94,426     $   9,277     $      85    $ 103,788
                                                  ---------     ---------     ---------    ---------
Cash flows from investing activities:
Purchases of property and equipment..............   (59,799)      (10,767)           --      (70,566)
Proceeds from sales of property and equipment and
  assets held for sale...........................     4,397         1,229            --        5,626
                                                  ---------     ---------     ---------    ---------
   Net cash used in investing activities.........   (55,402)       (9,538)           --      (64,940)
                                                  ---------     ---------     ---------    ---------

Cash flows from financing activities:
Increase (decrease) in bank overdrafts...........     1,931          (335)           --        1,596
Borrowings under note payable....................       784            --            --          784
Early extinguishment of debt.....................   (24,990)      (24,990)       24,990      (24,990)
Borrowings under credit facilities...............   278,100       278,100      (278,100)     278,100
Payments on credit facilities....................  (306,100)     (306,100)      306,100     (306,100)
Proceeds from issuance of Class A common stock...     2,053            --            --        2,053
Equity impact of debt pushdown...................        --        53,075       (53,075)          --
Other............................................     5,141            --            --        5,141
                                                  ---------     ---------     ---------    ---------
   Net cash used in financing activities.........   (43,081)         (250)          (85)     (43,416)
                                                  ---------     ---------     ---------    ---------
Net decrease in cash and cash equivalents........    (4,057)         (511)           --       (4,568)
Cash and cash equivalents, January 1, 2000.......    18,315         4,262            --       22,577
                                                  ---------     ---------     ---------    ---------
Cash and cash equivalents, December 30, 2000..... $  14,258     $   3,751     $      --    $  18,009
                                                  =========     =========     =========    =========

                                                                                           Consolidated
                                                    Advance                                  Advance
                                                    Stores       Guarantor                    Stores
Year Ended January 1, 2000                          Company   Subsidiaries(a) Eliminations   Company
--------------------------                         ---------  --------------- ------------ ------------
Net cash (used in) provided by operating
  activities...................................... $ (55,147)    $  36,832     $  (1,005)   $ (19,320)
                                                   ---------     ---------     ---------    ---------

Cash flows from investing activities:
Purchases of property and equipment...............   (89,416)      (15,601)           --     (105,017)
Proceeds from sales of property and equipment and
  assets held for sale............................     2,863           267            --        3,130
Western merger, net of cash required..............        --       (13,028)           --      (13,028)
Other.............................................     1,091            --            --        1,091
                                                   ---------     ---------     ---------    ---------
   Net cash used in investing activities..........   (85,462)      (28,362)           --     (113,824)
                                                   ---------     ---------     ---------    ---------

Cash flows from financing activities:
Decrease in bank overdrafts.......................      (828)       (7,240)           --       (8,068)
Borrowings under credit facilities................   465,000       465,000      (465,000)     465,000
Payments on credit facilities.....................  (339,500)     (339,500)      339,500     (339,500)
Payment of debt issuance costs....................      (930)         (930)          930         (930)
Equity impact of debt pushdown....................        --      (125,575)      125,575           --
Other.............................................     5,525          (526)           --        4,999
                                                   ---------     ---------     ---------    ---------
   Net cash provided by (used in) financing
     activities...................................   129,267        (8,771)        1,005      121,501
                                                   ---------     ---------     ---------    ---------
Net decrease in cash and cash equivalents.........   (11,342)         (301)           --      (11,643)
Cash and cash equivalents, January 2, 2000........    29,657         4,563            --       34,220
                                                   ---------     ---------     ---------    ---------
Cash and cash equivalents, January 1, 2001........ $  18,315     $   4,262     $      --    $  22,577
                                                   =========     =========     =========    =========

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)

---------------------
(a)Reflects the push down of guaranteed debt, deferred debt issuance costs and related interest and amortization.
(b)During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to Advance Stores Company through a dividend to Advance Stores Company. Additionally, throughout fiscal 2000, the Company transferred certain assets to Advance Stores Company related to the Western Auto retail operations in Puerto Rico and the Virgin Islands.

25.  Quarterly Financial Data (unaudited):

   The following table summarizes quarterly financial data for fiscal years 2001 and 2000:

                                                                  First    Second   Third    Fourth
                                                                 -------- -------- -------- --------
2001
----
Net sales....................................................... $729,359 $607,478 $598,793 $582,009
Gross profit....................................................  311,450  257,228  256,734  241,515
Income (loss) before extraordinary item and cumulative effect of
  change in accounting principle................................    6,077   15,830   16,935  (14,235)
Net income (loss)...............................................    6,077   15,830   16,935  (19,982)

   The above fiscal 2001 quarterly information includes non-recurring gains and losses by quarter as follows:

                                                                         First   Second Third  Fourth
                                                                        -------  ------ ------ -------
Expenses associated with supply chain initiatives--gross profit........ $    --  $  --  $   -- $ 9,099
Expenses associated with supply chain initiatives--selling, general and
  administrative expense...............................................      --     --      --   1,394
Impairment of assets held for sale.....................................   1,600     --      --  10,700
Expenses associated with merger-related restructuring..................      --     --      --   3,719
Expenses associated with merger and integration........................      --     --      --   1,135
Non-cash stock option compensation expense.............................   1,109    233   1,520   8,873
Non-recurring gain from the settlement of a vendor contract............  (8,300)    --      --      --

                                                   First    Second   Third    Fourth
                                                  -------- -------- -------- --------
2000
----
Net sales........................................ $677,582 $557,650 $552,138 $500,652
Gross profit.....................................  258,975  216,533  223,903  196,484
Income (loss) before extraordinary item..........      954   11,878   11,024     (685)
Net income (loss)................................      954   11,878   13,957     (685)

   The above fiscal 2000 quarterly information includes non-recurring gains and losses by quarter as follows:

                                                   First Second Third Fourth
                                                   ----- ------ ----- -------
 Non-cash stock option compensation expense....... $352   $249  $(66) $   194
 Impairment of assets held for sale...............   --     --    --      856
 Non-recurring gain from the settlement of a
   vendor contract................................   --     --    --   (3,300)

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

           December 29, 2001, December 30, 2000, and January 1, 2000 (in thousands, except per share data and per store data)


   Results of operations for the first three quarters of fiscal 2001 differ from the amounts previously reported in the Company's 2001 Form 10-Q Quarterly Reports due to a change in the Company's method of accounting for cooperative advertising funds received from vendors (Note 2). Results of operations as previously reported in the Company's 2001 Form 10-Q Quarterly Reports for the first three quarters of fiscal 2001 were as follows:

                                                                     First    Second   Third
                                                                    -------- -------- --------
2001
----
Net sales.......................................................... $729,359 $607,478 $598,793
Gross profit.......................................................  295,939  244,341  244,063
Income before extraordinary item and cumulative effect of change in
  accounting principle.............................................    7,155   18,159   17,208
Net income.........................................................    7,155   18,159   17,208

   Results of operations for the fiscal year ended 2000 do not reflect the Company's change in accounting principle related to cooperative advertising funds. Fiscal 2000 results of operations on a pro forma basis for this change are as follows:

                                                               First   Second   Third  Fourth
                                                              -------  ------- ------- ------
2000
----
(Loss) income before extraordinary item...................... $(1,804) $12,263 $12,306  $171
Net (loss) income............................................  (1,804)  12,263  15,239   171

             ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                            Balance at                                      Balance at
                                            Beginning  Charges to                             End of
                                            of Period   Expenses  Deductions     Other        Period
                                            ---------- ---------- ----------    -------     ----------
Allowance for doubtful accounts receivable:
   January 1, 2000.........................  $ 3,780     $3,901    $   (754)(1) $    --      $ 6,927
   December 30, 2000.......................    6,927      2,152      (4,058)(1)      --        5,021
   December 29, 2001.......................    5,021      2,106      (1,070)(1)   3,833(2)     9,890
---------------------
(1)Accounts written off during the period.
(2)Allowance for doubtful accounts receivable assumed and established in the Discount acquisition.

Restructuring reserves:
   January 1, 2000.........................  $37,763     $   58    $(18,165)(1) $ 1,660(2)   $21,316
   December 30, 2000.......................   21,316      1,673     (11,143)(1)  (1,261)(3)   10,585
   December 29, 2001.......................   10,585      8,771      (9,253)(1)  13,509(4)    23,612

---------------------
(1)Represents amounts paid for restructuring charges.
(2)Restructuring reserves assumed and established in the Western merger.
(3)Reductions to reserves assumed and established in the Western merger that exceeded the ultimate cost expended by the Company.
(4)Restructuring reserves assumed and established in the Discount acquisition.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2002

                                               ADVANCE STORES COMPANY,
                                               INCORPORATED

                                               By:      /s/  Jimmie L. Wade
                                                   -----------------------------
                                                          Jimmie L. Wade
                                                   President and Chief Financial
                                                              Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence P. Castellani, Jimmie L. Wade and Mark
J. Doran, and each of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----

/s/  Lawrence P. Castellani Chief Executive Officer and Director  March 27, 2002
---------------------------   (Principal Executive Officer)
  Lawrence P. Castellani

    /s/  Jimmie L. Wade     President and Chief Financial Officer March 27, 2002
---------------------------   (Principal Financial and Accounting
      Jimmie L. Wade          Officer)

 /s/  Nicholas F. Taubman   Chairman of the Board of Directors    March 27, 2002
---------------------------
    Nicholas F. Taubman

   /s/  Garnett E. Smith    Vice Chairman of the Board of         March 27, 2002
---------------------------   Directors
     Garnett E. Smith

  /s/  Timothy C. Collins   Director                              March 27, 2002
---------------------------
    Timothy C. Collins

    /s/  Mark J. Doran      Director                              March 27, 2002
---------------------------
       Mark J. Doran

  /s/  Peter J. Fontaine    Director                              March 27, 2002
---------------------------
     Peter J. Fontaine

        Signature                        Title                      Date
        ---------                        -----                      ----

    /s/  Paul J. Liska   Director                              March 27, 2002
  ----------------------
      Paul J. Liska

   /s/  Stephen M. Peck  Director                              March 27, 2002
  ----------------------
     Stephen M. Peck

    /s/  Glenn Richter   Director                              March 27, 2002
  ----------------------
      Glenn Richter

    /s/  John M. Roth    Director                              March 27, 2002
  ----------------------
       John M. Roth

  /s/  William L. Salter Director                              March 27, 2002
  ----------------------
    William L. Salter

  /s/  Ronald P. Spogli  Director                              March 27, 2002
  ----------------------
     Ronald P. Spogli