Form 10-Q
period 2002-07-13
ADVANCE STORES CO INC
filed 2002-08-14
CIK 1061890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 333-56013

ADVANCE STORES COMPANY, INCORPORATED
(Exact name of registrant as specified in its charter)

Virginia	54-0118110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5673 Airport Road Roanoke, Virginia	24012 (Zip Code)
(Address of Principal Executive Offices)

(540) 362-4911
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☐

As of August 9, 2002, the registrant had outstanding 539 shares of Class A Common Stock, par value $100 per share (the only class of common stock of the registrant outstanding). The registrant’s Class A Common Stock is not traded in a public market.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

Twelve and Twenty-Eight Week Periods Ended July 13, 2002

i

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements of Advance Stores Company, Incorporated and Subsidiaries

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
July 13, 2002 and December 29, 2001
(in thousands, except per store data)
	July 13, 2002	December 29, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,955	$18,117
Receivables, net	118,047	93,531
Inventories	1,074,653	982,000
Other current assets	49,237	42,027

Total current assets	1,280,892	1,135,675
Property and equipment, net of accumulated depreciation of $285,305 and $239,204	715,697	711,282
Assets held for sale	46,200	60,512
Other assets, net	26,227	29,274

	$2,069,016	$1,936,743

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Bank overdrafts	$—	$35,123
Current portion of long-term debt	11,549	23,715
Accounts payable	585,119	429,041
Accrued expenses	209,165	176,194
Other current liabilities	39,469	31,129

Total current liabilities	845,302	695,202

Long-term debt	675,263	836,648

Other long-term liabilities	51,219	36,273

Commitments and contingencies Stockholder’s equity:
Common stock, Class A, voting, $100 par value; 5,000 shares authorized; 539 and 538 issued and outstanding	54	54
Additional paid-in capital	491,490	396,503
Retained earnings (accumulated deficit)	5,688	(27,937)

Total stockholder’s equity	497,232	368,620

	$2,069,016	$1,936,743

The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Twelve and Twenty-Eight Week Periods Ended
July 13, 2002 and July 14, 2001
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Perids Ended
	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001
Net sales	$792,717	$607,478	$1,796,804	$1,336,837
Cost of sales, including purchasing and warehousing costs	443,703	350,250	1,011,282	768,159

Gross profit	349,014	257,228	785,522	568,678
Selling, general and administrative expenses	284,102	220,849	661,643	506,408
Expenses associated with merger and integration	7,520	—	17,743	—
Expenses associated with merger related restructuring	109	—	451	—

Operating income	57,283	36,379	105,685	62,270

Other, net:
Interest expense	(16,291)	(10,825)	(40,116)	(27,064)
Other income, net	353	355	590	467

Total other, net	(15,938)	(10,470)	(39,526)	(26,597)

Income before provision for income taxes and extraordinary item	41,345	25,909	66,159	35,673
Provision for income taxes	15,848	10,079	25,291	13,766

Income before extraordinary item	25,497	15,830	40,868	21,907
Extraordinary item, loss on debt extinguishment, net of $4,101 and $4,592 income taxes, respectively	(6,468)	—	(7,243)	—

Net income	$19,029	$15,830	$33,625	$21,907

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Eight Week Periods Ended
July 13, 2002 and July 14, 2001
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 13, 2002	July 14, 2001
Cash flows from operating activities:
Net income	$33,625	$21,907
Adjustments reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,983	37,069
Amortization of stock option compensation	—	1,342
Amortization of deferred debt issuance costs	2,067	1,588
Amortization of bond discount	820	—
Loss on disposal of property and equipment, net	1,310	806
Impairment of assets held for sale	—	1,600
Provision for deferred income taxes	25,221	8,177
Tax benefit related to exercise of stock options	4,965	—
Extraordinary loss on extinguishment of debt, net of tax	7,243	—
Net (increase) decrease in:
Receivables, net	(24,516)	(1,870)
Inventories	(101,427)	15,207
Other assets	(18,243)	(8,952)
Net increase (decrease) in:
Accounts payable	156,078	13,187
Accrued expenses	40,585	17,147
Other liabilities	3,586	(5,442)

Net cash provided by operating activities	180,297	101,766

Cash flows from investing activities:
Purchases of property and equipment	(46,638)	(31,048)
Acquisition, net of cash acquired	—	(21,472)
Proceeds from sales of property and equipment	9,410	1,381

Net cash used in investing activities	(37,228)	(51,139)

Cash flows from financing activities:
Decrease in bank overdrafts	(35,123)	(13,778)
Payment of note payable	—	(784)
Early extinguishment of debt	(414,372)	—
Borrowings under credit facilities	286,700	171,400
Payments on credit facilities	(46,700)	(208,601)
Payment of debt related costs	(6,209)	—
Proceeds from issuance of common stock to Advance Auto Parts, Inc.	90,022	—
Other	3,451	2,508

Net cash used in financing activities	(122,231)	(49,255)

Net increase in cash and cash equivalents	20,838	1,372
Cash and cash equivalents, beginning of period	18,117	18,009

Cash and cash equivalents, end of period	$38,955	$19,381

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
For the Twenty-Eight Week Periods Ended
July 13, 2002 and July 14, 2001
(in thousands)
(unaudited)
	Twenty-Eight Week Periods Ended
	July 13, 2002	July 14, 2001
Supplemental cash flow information:
Interest paid	$35,025	$23,271
Income tax payments, net	133	1,241
Non-cash transactions:
Accrued purchases of property and equipment	7,816	4,717
Accrued equity issuance costs	42	—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve and Twenty-Eight Weight Week Periods Ended July 13, 2002 and July 14, 2001
(in thousands, except per store data)

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

The condensed consolidated balance sheet as of July 13, 2002, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 13, 2002 and July 14, 2001 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 13, 2002 and July 14, 2001, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

The results of operations for the twenty-eight week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Change in Accounting Method

Effective December 31, 2000, the Company changed its method of accounting for unrestricted cooperative advertising funds received from certain vendors to recognize these payments as a reduction to the cost of inventory acquired from these vendors. Previously, these funds were accounted for as a reduction to selling, general and administrative expenses as advertising expense was incurred. The new method was adopted to better align the reporting of these payments with the Company’s and the vendors’ use of these payments as reductions to the price of inventory acquired from the vendors. The effect of the change for the twelve and twenty-eight weeks ended July 14, 2001 was to decrease income from continuing operations by $2,329 and $3,407, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.

In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This statement replaces both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board (APB) Opinion No. 30,

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the basic provisions from both SFAS No. 121 and APB No. 30 but includes changes to improve financial reporting and comparability among entities. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 during the first quarter of fiscal 2002 with no material impact on its financial position or the results of its operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt”, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003. For the twelve and twenty-eight week periods ended June 13, 2002, the Company recorded extraordinary losses on the extinguishment of debt, net of tax, of $6,468 and $7,243, respectively. Accordingly, reclassifications of these losses to income from continuing operations will be made throughout fiscal 2003 to maintain comparability for the reported periods.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The Company does not expect adopting this statement will have a material impact on its financial position or the results of its operations.

Reclassifications

Certain 2001 amounts have been reclassified to conform with their 2002 presentation.

2.    Discount Acquisition:

On November 28, 2001, Advance acquired 100% of the outstanding common stock of Discount Auto Parts, Inc., or Discount. Discount’s shareholders received $7.50 per share in cash plus 0.2577 shares of Advance’s common stock for each share of Discount common stock. Advance issued 4,310 shares of common stock to the former Discount shareholders, which represented 13.2% of Advance’s total shares outstanding immediately following the acquisition.

In accordance with SFAS No. 141, the acquisition has been accounted for under the purchase method of accounting and was effective for accounting purposes on December 2, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The initial purchase price allocation resulted in excess fair value over the purchase price of $75,724, and was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment. During the first and second quarters of 2002, the Company reduced the excess fair value by $16,614 due to purchase accounting adjustments made to primarily adjust the fair market value of certain inventory and property and equipment and the related deferred income tax effects.

Total acquisition costs related to the transaction were approximately $9,350. During the first and second quarters of fiscal 2002, the Company also incurred $17,743 of merger and integration expenses. These expenses

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represent non-recurring costs associated with integrating the Discount operations.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place at December 31, 2000:

	Twelve Weeks Ended July 14, 2001	Twenty-Eight Weeks Ended July 14, 2001
Net sales	$765,970	$1,718,141
Income before extraordinary item	21,720	32,163

The proforma amounts give effect to certain adjustments, including changes in interest expense, depreciation and amortization and related income tax effects. These amounts are based on certain assumptions and estimates and do not reflect any benefit from efficiencies, which might be achieved from combined operations. The proforma results of operations have been prepared for comparative purposes only.

3.    Restructuring and Closed Store Liabilities:

The Company’s restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of mergers and acquisitions, including the fiscal 1998 merger with Western Auto Supply Company, or Western and the fiscal 2001 acquisitions of Carport Auto Parts, Inc., or Carport and Discount. The Company recognizes a provision for future obligations at the time a decision is made to close a facility, primarily store locations. The provision for closed facilities includes the present value of the remaining lease obligations, reduced by the present value of estimated revenues from subleases, and management’s estimate of future costs of insurance, property tax and common area maintenance. The Company uses discount rates ranging from 6.5 % to 7.7%. Expenses associated with the ongoing restructuring program are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. From time to time these estimates require revisions that affect the amount of the recorded liability. The effect of these changes in estimates is netted with new provisions and included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Closed Store

During the first and second quarters of fiscal 2002, the Company closed or relocated seven of the 12 stores included in the fiscal 2001 restructuring activities and made the decision to close or relocate 34 additional stores not meeting profitability objectives, of which 19 have been closed or relocated as of July 13, 2002. In addition to its ongoing restructuring activities, the Company has closed substantially all of the Advance Auto Parts stores that were identified in overlapping markets with certain Discount Auto Parts stores at December 29, 2001.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Western merger and the Discount acquisition, the Company assumed the restructuring reserves related to the acquired operations. As of July 13, 2002, these restructuring reserves relate primarily to ongoing lease obligations for closed store locations.

A reconciliation of activity with respect to these restructuring accruals is as follows:

Other Exit Costs
Balance, December 29, 2001	$9,643
New provisions	2,078
Change in estimates	127
Reserves utilized	(3,213)

Balance, July 13, 2002 (unaudited)	$8,635

As of July 13, 2002, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements. This liability, along with those associated with mergers and acquisitions, is recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheets.

Restructuring Associated with Mergers and Acquisitions

As a result of the Western merger, the Company established restructuring reserves in connection with the decision to close certain retail stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain team members of Western. Additionally, the Carport acquisition resulted in restructuring reserves for closing 21 acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative team members. At July 13, 2002, the remaining liabilities associated with these activities primarily relate to the settlement of facility exit costs.

As of the date of the Discount acquisition, management formalized a plan to close certain Discount Auto Parts stores in overlapping markets or stores not meeting the Company’s profitability objectives, to relocate certain Discount administrative functions to the Company’s headquarters and to terminate certain management, administrative and support team members of Discount. As of July 13, 2002, 105 stores have been closed, 103 of which were closed during the first and second quarters of fiscal 2002. The Company expects to finalize its plan for termination of team members and closure of Discount Auto Parts stores within one year from the date of the Discount acquisition and to complete the terminations and closures by the end of fiscal 2002. Additionally, changes to the established liabilities for severance, relocation, store and other facility exit costs, primarily including lease settlements, may result in an adjustment to the purchase price.

A reconciliation of activity with respect to these restructuring accruals is as follows:

	Severance	Relocation	Other Exit Costs	Total
Balance, December 29, 2001	$8,455	$611	$4,903	$13,969
Purchase accounting adjustments	—	—	(1,106)	(1,106)
Reserves utilized	(2,873)	(174)	(904)	(3,951)

Balance, July 13, 2002 (unaudited)	$5,582	$437	$2,893	$8,912

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance and relocation liabilities will be settled through the end of fiscal 2002. Other exit cost liabilities will primarily be settled over the remaining terms of the underlying lease agreements.

4.    Receivables:

Receivables consist of the following:

	July 13, 2002	December 29, 2001
	(unaudited)
Trade:
Wholesale	$11,424	$8,965
Retail	22,389	19,857
Vendor	75,824	55,179
Installment	16,282	15,430
Related parties	896	812
Employees	581	510
Other	1,623	2,668

Total receivables	129,019	103,421
Less—Allowance for doubtful accounts	(10,972)	(9,890)

Receivables, net	$118,047	$93,531

5.    Inventories, net:

Inventories are stated at the lower of cost or market. Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities and establishes reserves for estimated shrink based on historical accuracy of the cycle counting program. Cost is determined using the last-in, first-out, or LIFO, method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at July 13, 2002 and December 29, 2001 were $67,037 and $69,398, respectively. The nature of the Company’s inventory is such that the risk of obsolescence is minimal. In addition, the Company has historically been able to return excess items to the vendor for credit. The Company provides reserves where less than full credit will be received for such returns and where the Company anticipates that items will be sold at retail for prices that are less than recorded cost. Inventories consist of the following:

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 13, 2002	December 29, 2001
	(unaudited)
Inventories at FIFO	$1,018,887	$935,181
Adjustments to state inventories at LIFO	55,766	46,819

Inventories at LIFO	$1,074,653	$982,000

6.    Assets Held for Sale:

The Company applies SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. At July 13, 2002 and December 29, 2001, the Company’s assets held for sale were $46,200 and $60,512, respectively, primarily consisting of real property acquired in the Western merger and Discount acquisition.

7.    Debt:

Long-term debt consists of the following:

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	July 13, 2002	December 29, 2001
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest rates (5.38% at July 13, 2002), due November 2006	$90,014	$180,000
Tranche B, Senior Secured Term Loan at variable interest rates (7.00% at December 29, 2001), repaid	—	305,000
Tranche C, Senior Secured Term Loan at variable interest rates (4.38% at July 13, 2002), due November 2007	250,000	—
Revolving facility at variable interest rates (5.38% at July 13, 2002), due November 2006	—	10,000
McDuffie County Authority taxable industrial development revenue bonds, issued December 31,1997, interest due monthly at an adjustable rate established by the Remarketing Agent (2.00% at July 13, 2002), principal due on November 1, 2002	10,000	10,000
Subordinated Debt:
Subordinated notes payable, interest due semi-annually at 10.25%, due April 2008	167,450	169,450
Subordinated notes payable, interest due semi-annually at 10.25%, due April 2008, face amount of $200,000 less unamortized discount of $12,022 and $14,087 at July 13, 2002 and December 29, 2001, respectively	169,348	185,913

	686,812	860,363
Less: Current portion of long-term debt	(11,549)	(23,715)

Long-term debt, excluding current portion	$675,263	$836,648

During the second quarter of fiscal 2002, the Company repaid a portion of its Tranche A and B term loans and refinanced the remaining Tranche B term loan under the existing credit facility. The Company also repurchased and retired a portion of the subordinated notes at prices approximating 107 percent on the total face value purchased of $20,630. In conjunction with the extinguishments of this debt, the Company wrote-off deferred financing costs in accordance with Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The write-off of these costs and the premiums paid are classified as an extraordinary loss of $6,468, net of $4,101 income taxes, in the accompanying condensed consolidated statements of operations.

Through the refinancing the Company also amended its bank credit facility, or the Credit Facility, and closed on a new $250 million Tranche C term loan. The proceeds from the Tranche C were used to refinance the Tranche B term loan. The Tranche B term loan was initially issued for $305 million in fiscal 2001 and had a balance of $265 million prior to the refinancing.

Under the amended credit facility, the Tranche C term loan requires scheduled repayments of $2.1 million semi-annually beginning November 30, 2003 through maturity on November 30, 2007. The amended Tranche A term loan amortization schedule reflects required repayments of $1.5 million on May 31, 2003, $7.8 million on November 30, 2003, $12.4 million in May and November 2004 and $14.0 million each May and November during 2005 and 2006 through maturity on November 30, 2006.

Interest on the Tranche C term loan is based, at the Company's option, on either an adjusted LIBOR rate plus 2.5% per annum, or an alternative base rate plus 1.5% per annum. These initial margins can step down to 2.25% and 1.25% per annum, respectively, if the Company’s leverage ratio is less than 2.00 to 1.00. The amended credit facility carried forward the prepayment provisions, covenant requirements and guarantees from the previous credit agreement entered into in

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 2001.

8.    Other Related-party Transactions:

In September 2001, the Company loaned a member of the Board of Directors $1,300. This loan was evidenced by a full recourse promissory note secured by a stock pledge agreement that granted the Company a security interest in all of Advance’s shares owned by the board member. In June 2002, the board member repaid the loan in full.

The following table presents the related party transactions with Sears, Roebuck and Co., or Sears, included in the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 13, 2002 and July 14, 2001 and the condensed consolidated balance sheets as of July 13, 2002 and December 29, 2001:

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001
	(unaudited)		(unaudited)
Net sales to Sears	$1,676	$1,856	$3,693	$3,879
Credit card fees expense	61	93	138	194

			July 13, 2002	December 29, 2001
			(unaudited)
Receivables from Sears			$896	$812
Payables to Sears			1,322	1,220

9.    Segment and Related Information:

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

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Week Periods Ended
	July 13, 2002 (unaudited)
	Retail	Wholesale	Eliminations	Totals
Net sales	$774,906	$17,811	$—	$792,717
Income before provision for income taxes and extraordinary item	41,108	237	—	41,345
Segment assets (a)	2,042,480	35,058	(8,522)	2,069,016

	July 14, 2001 (unaudited)
	Retail	Wholesale	Eliminations	Totals
Net sales	$586,796	$20,682	$—	$607,478
Income before provision for income taxes	25,723	186	—	25,909
Segment assets (a)	1,320,627	44,721	(7,935)	1,357,413

	Twenty-Eight Week Periods Ended
	July 13, 2002 (unaudited)
	Retail	Wholesale	Eliminations	Totals
Net sales	$1,742,222	$54,582	$—	$1,796,804
Income before provision for income taxes and extraordinary item	64,960	1,199	—	66,159
Segment assets (a)	2,042,480	35,058	(8,522)	2,069,016

	July 14, 2001 (unaudited)
	Retail	Wholesale	Eliminations	Totals
Net sales	$1,275,582	$61,255	$—	$1,336,837
Income (loss) before (provision) benefit for income taxes	37,391	(1,718)	—	35,673
Segment assets (a)	1,320,627	44,721	(7,935)	1,357,413

(a)	Excludes investment in and equity in net earnings or losses of subsidiaries.

10.    Subsequent Event:

On July 23, 2002, the Company announced that it had received bankruptcy court approval to acquire certain assets of Trak Auto Corporation, or Trak, including the leases on approximately 55 stores in Virginia, Washington, D.C. and Maryland. The closing of the acquisition occurred July 26, 2002, although the transfer and conversion of these stores will take place over the next three or four months. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of operations for Trak will be included in the Company’s financial records from the date each store is transferred.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Guarantor Subsidiaries:

The Company has wholly owned subsidiaries, Advance Trucking Corporation, Discount and Western, or the Guarantor Subsidiaries, that are guarantors of the Company’s subordinated notes and senior credit facility. The guarantees are joint and several in addition to full and unconditional. Advance Trucking Corporation is a wholly owned subsidiary that holds substantially all of the Company’s inventory delivery vehicles. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries. Combined condensed financial information for the guarantor subsidiaries is as follows:

	July 13, 2002 (unaudited)
	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company

Current assets:
Cash and cash equivalents	$41,749	$5,234	$(8,028)	$38,955
Receivables, net	86,976	31,071	—	118,047
Inventories	925,372	149,281	—	1,074,653
Other current assets	53,815	93,684	(98,262)	49,237

Total current assets	1,107,912	279,270	(106,290)	1,280,892

Investment in subsidiaries	262,923	—	(262,923)	—
Property and equipment, net	410,705	304,992	—	715,697
Assets held for sale	30,682	15,518	—	46,200
Due from affiliates	71,876	—	(71,876)	—
Other assets, net	21,784	28,899	(24,456)	26,227

Total assets	$1,905,882	$628,679	$(465,545)	$2,069,016

Current liabilities:
Bank overdrafts	$—	$8,028	$(8,028)	$—
Current portion of long-term debt	11,549	11,549	(11,549)	11,549
Accounts payable	482,434	102,685	—	585,119
Accrued expenses	161,328	252,467	(204,630)	209,165
Other current liabilities	38,259	1,712	(502)	39,469

Total current liabilities	693,570	376,441	(224,709)	845,302
Long-term debt	675,263	665,263	(665,263)	675,263
Due to affiliates	—	42,539	(42,539)	—
Other long-term liabilities	40,964	21,893	(11,638)	51,219

Stockholder’s equity (deficit)
Common stock	54	10	(10)	54
Additional paid-in capital	490,343	(344,678)	345,825	491,490
Retained earnings (accumulated deficit)	5,688	(132,789)	132,789	5,688

Total stockholder’s equity (deficit)	496,085	(477,457)	478,604	497,232

Total liabilities and stockholder’s equity	$1,905,882	$628,679	$(465,545)	$2,069,016

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 29, 2001
	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company

Current assets:
Cash and cash equivalents	$11,235	$6,882	$—	$18,117
Receivables, net	52,366	41,165	—	93,531
Inventories	852,002	129,998	—	982,000
Other current assets	26,367	86,551	(70,891)	42,027

Total current assets	941,970	264,596	(70,891)	1,135,675

Investment in subsidiaries	350,789	—	(350,789)	—
Property and equipment, net	422,319	288,963	—	711,282
Assets held for sale	41,872	18,640	—	60,512
Due from affiliates	8,342	19,692	(28,034)	—
Other assets, net	8,452	44,675	(23,853)	29,274

Total assets	$1,773,744	$636,566	$(473,567)	$1,936,743

Current liabilities:
Bank overdrafts	$19,698	$15,425	$—	$35,123
Current portion of long-term debt	23,715	23,715	(23,715)	23,715
Accounts payable	358,691	70,350	—	429,041
Accrued expenses	118,835	217,581	(160,222)	176,194
Other current liabilities	31,055	—	74	31,129

Total current liabilities	551,994	327,071	(183,863)	695,202
Long-term debt	836,648	826,648	(826,648)	836,648
Other long-term liabilities	16,482	21,675	(1,884)	36,273

Stockholder’s equity (deficit)
Common stock	54	10	(10)	54
Additional paid-in capital	396,503	(534,645)	534,645	396,503
(Accumulated deficit) retained earnings	(27,937)	(4,193)	4,193	(27,937)

Total stockholder’s equity (deficit)	368,620	(538,828)	538,828	368,620

Total liabilities and stockholder’s equity	$1,773,744	$636,566	$(473,567)	$1,936,743

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Week Period ended July 13, 2002 (unaudited)
	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company
Net sales	$612,531	$183,632	$(3,446)	$792,717
Cost of sales, including purchasing and warehousing costs	336,446	107,257	—	443,703

Gross profit	276,085	76,375	(3,446)	349,014
Selling, general and administrative expenses	206,083	81,465	(3,446)	284,102
Expenses associated with merger and integration	7,520	—	—	7,520
Expenses associated with merger related restructuring	109	—	—	109

Operating income (loss)	62,373	(5,090)	—	57,283
Other, net:
Interest expense	(15,092)	(16,333)	15,134	(16,291)
Equity in earnings of subsidiaries	19,075	—	(19,075)	—
Other (expense) income, net	(35,836)	36,189	—	353

Total other, net	(31,853)	19,856	(3,941)	(15,938)
Income before provision for income taxes and extraordinary item	30,520	14,766	(3,941)	41,345
Provision for income taxes	5,023	5,074	5,751	15,848

Income before extraordinary item	25,497	9,692	(9,692)	25,497
Extraordinary item, loss on debt extinguishment, net of $4,101 income taxes	(6,468)	(6,468)	6,468	(6,468)

Net income	$19,029	$3,224	$(3,224)	$19,029

	Twelve Week Period ended July 14, 2001 (unaudited)
	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company
Net sales	$542,779	$67,386	$(2,687)	$607,478
Cost of sales, including purchasing and warehousing costs	304,164	46,086	—	350,250

Gross profit	238,615	21,300	(2,687)	257,228
Selling, general and administrative expenses	212,452	11,084	(2,687)	220,849

Operating income	26,163	10,216	—	36,379
Other, net:
Interest expense	(11,062)	(10,895)	11,132	(10,825)
Equity in earnings of subsidiaries	6,950	—	(6,950)	—
Other income, net	281	1,710	(1,636)	355

Total other, net	(3,831)	(9,185)	2,546	(10,470)
Income before provision (benefit) for income taxes	22,332	1,031	2,546	25,909
Provision (benefit) for income taxes	6,502	(127)	3,704	10,079

Net income	$15,830	$1,158	$(1,158)	$15,830

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twenty-Eight Week Period ended July 13, 2002 (unaudited)
	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company
Net sales	$1,357,651	$446,815	$(7,662)	$1,796,804
Cost of sales, including purchasing and warehousing costs	745,679	265,603	—	1,011,282

Gross profit	611,972	181,212	(7,662)	785,522
Selling, general and administrative expenses	478,762	190,543	(7,662)	661,643
Expenses associated with merger and integration	17,743	—	—	17,743
Expenses associated with merger related restructuring	451	—	—	451

Operating income (loss)	115,016	(9,331)	—	105,685
Other, net:
Interest expense	(36,985)	(40,196)	37,065	(40,116)
Equity in earnings of subsidiaries	42,899	—	(42,899)	—
Other (expense) income, net	(79,623)	80,213	—	590

Total other, net	(73,709)	40,017	(5,834)	(39,526)
Income before provision for income taxes and extraordinary item	41,307	30,686	(5,834)	66,159
Provision for income taxes	439	10,767	14,085	25,291

Income before extraordinary item	40,868	19,919	(19,919)	40,868
Extraordinary item, loss on debt extinguishment, net of $4,592 income taxes	(7,243)	(7,243)	7,243	(7,243)

Net income	$33,625	$12,676	$(12,676)	$33,625

	Twenty-Eight Week Period ended July 14, 2001 (unaudited)
	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company
Net sales	$1,173,430	$169,837	$(6,430)	$1,336,837
Cost of sales, including purchasing and warehousing costs	647,634	120,525	—	768,159

Gross profit	525,796	49,312	(6,430)	568,678
Selling, general and administrative expenses	482,403	30,435	(6,430)	506,408

Operating income	43,393	18,877	—	62,270
Other, net:
Interest expense	(27,174)	(27,258)	27,368	(27,064)
Equity in earnings of subsidiaries	11,288	—	(11,288)	—
Other income, net	295	4,215	(4,043)	467

Total other, net	(15,591)	(23,043)	12,037	(26,597)
Income (loss) before provision (benefit) for income taxes	27,802	(4,166)	12,037	35,673
Provision (benefit) for income taxes	5,895	(1,226)	9,097	13,766

Net income (loss)	$21,907	$(2,940)	$2,940	$21,907

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twenty-Eight Week Period ended July 13, 2002 (unaudited)
	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidatd Advance Stores Company
Net cash provided by (used in) operating activities	$167,739	$(75,187)	$87,745	$180,297

Cash flows from investing activities:
Purchases of property and equipment	(37,977)	(8,661)	—	(46,638)
Proceeds from sales of property and equipment	7,558	1,852	—	9,410

Net cash used in investing activities	(30,419)	(6,809)	—	(37,228)

Cash flows from financing activities:
Decrease in bank overdrafts	(19,698)	(7,397)	(8,028)	(35,123)
Early extinguishment of debt	(414,372)	(414,372)	414,372	(414,372)
Borrowings under credit facilities	286,700	286,700	(286,700)	286,700
Payments on credit facilities	(46,700)	(46,700)	46,700	(46,700)
Payment of debt issuance costs	(6,209)	(6,209)	6,209	(6,209)

Proceeds from issuance of common stock to Advance Auto Parts, Inc.	90,022	90,022	(90,022)	90,022
Equity impact of debt pushdown	—	178,304	(178,304)	—
Other	3,451	—	—	3,451

Net cash (used in) provided by financing activities	(106,806)	80,348	(95,773)	(122,231)

Net increase (decrease) in cash and cash equivalents	30,514	(1,648)	(8,028)	20,838
Cash and cash equivalents, December 29, 2001	11,235	6,882	—	18,117

Cash and cash equivalents, July 13, 2002	$41,749	$5,234	$(8,028)	$38,955

	Twenty-Eight Week Period ended July 14, 2001 (unaudited)
	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidatd Advance Stores Company
Net cash provided by operating activities	$101,655	$1,671	$(1,560)	$101,766

Cash flows from investing activities:
Purchases of property and equipment	(29,217)	(1,831)	—	(31,048)
Acquisition, net of cash acquired	(21,472)	—	—	(21,472)
Proceeds from sales of property and equipment	749	632	—	1,381

Net cash used in investing activities	(49,940)	(1,199)	—	(51,139)

Cash flows from financing activities:
Decrease in bank overdrafts	(12,907)	(871)	—	(13,778)
Payment of note payable	(784)	—	—	(784)
Borrowings under credit facilities	171,400	171,400	(171,400)	171,400
Payments on credit facilities	(208,601)	(208,601)	208,601	(208,601)
Equity impact of debt pushdown	—	37,201	(37,201)	—
Other	2,508	—	—	2,508

Net cash used in financing activities	(48,384)	(871)	—	(49,255)

Net increase (decrease) in cash and cash equivalents	3,331	(399)	(1,560)	1,372
Cash and cash equivalents, December 30, 2000	14,258	3,751	—	18,009

Cash and cash equivalents, July 14, 2001	$17,589	$3,352	$(1,560)	$19,381

(a)	Reflects the push down of guaranteed debt, deferred debt issuance costs and related interest and amortization.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are usually identified by the use of words such as “will,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. The Company intends those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this Form 10-Q for purposes of complying with these safe harbor provisions.

These forward-looking statements reflect current views about the Company’s plans, strategies and prospects, which are based on the information currently available and on current assumptions.

Although, the Company believes that its plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, the Company can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in the Company’s annual report on Form 10-K for the year ended December 29, 2001 are some important risks, uncertainties and contingencies which could cause the Company’s actual results, performances or achievements to be materially different from the forward-looking statements made in this Form 10-Q. These risks, uncertainties and contingencies include, but are not limited to, the following: the Company’s ability to expand its business; the implementation of the Company’s business strategies and goals; integration of the Company’s previous and future acquisitions; a decrease in demand for products; competitive pricing and other competitive pressures; the Company’s relationships with its vendors; deterioration in general economic conditions; and the Company’s ability to meet debt obligations and adhere to the restrictions and covenants imposed under our debt instruments.

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

At July 13, 2002, the Company had 2,367, of which 1,869 operated under the “Advance Auto Parts” trade name in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States and 458 stores operating under the “Discount Auto Parts” trade name in the Southeastern region of the United States. In addition, the Company had 40 stores operating under the “Western Auto” trade name primarily located in Puerto Rico and the Virgin Islands. Advance Auto Parts is the second largest specialty retailer of automotive parts, accessories and maintenance items to DIY customers in the United States, based on store count and sales. The Company is currently the largest specialty retailer of automotive products in the majority of the states in which the Company operates, based on store count.

The Company’s combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of the Company’s retail operations operating under the trade names “Advance Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” in Puerto Rico, the Virgin Islands and one store in California. The Company’s wholesale segment includes a wholesale distribution network which includes distribution services of automotive parts and accessories to approximately 450 independently owned dealer stores in 44 states, the majority of which operate under the “Western Auto” trade name.

On November 28, 2001, Advance acquired Discount Auto Parts, Inc., or Discount, for $7.50 per share in cash (or approximately $128.5 million in the aggregate) plus 0.2577 shares of Advance’s common stock for each share of Discount’s common stock. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The initial purchase price allocation resulted in excess fair value over the purchase price of $75.7 million, and was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment. During the first and second quarters of 2002, the Company reduced the excess fair value by $16.6 million due to purchase accounting adjustments made to primarily adjust the fair market value of certain inventory and property and equipment and the related deferred income tax effects.

During the second quarter of fiscal 2002, the Company recorded a $6.5 million extraordinary loss on extinguishment of debt as a result of writing off deferred debt issuance costs associated with the Company’s partial repayment of its Tranche A and B term loans and refinancing of its Tranche B term loan under its existing credit facility and repurchasing a portion of its outstanding bonds. Additionally, the loss included bank fees associated with the establishment of a Tranche C term loan, which replaced the Tranche B term loan under the senior credit facility.

On July 23, 2002, the Company announced that it had received bankruptcy court approval to acquire certain assets of Trak Auto Corporation, or Trak, including the leases on approximately 55 stores in Virginia, Washington, D.C. and Maryland. The closing of the acquisition occurred on July 26, 2002, although the transfer and conversion of these stores will take place over the next three or four months. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of operations for Trak will be included in the Company’s financial results from the date each store is transferred.

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

Warranties

The Company records accruals for future warranty claims related to warranty programs for batteries, tires, roadside assistance and Craftsman products. These accruals are based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in estimates may be required.

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

	Twelve Week Periods Ended (dollars in thousands) (unaudited)		Twenty-Eight Week Periods Ended (dollars in thousands) (unaudited)
	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001
Net sales	$792,717	$607,478	$1,796,804	$1,336,837
Cost of sales	443,703	350,250	1,011,282	768,159

Gross profit	349,014	257,228	785,522	568,678
Selling, general and administrative expenses	284,102	220,849	661,643	506,408

Operating income, as adjusted	64,912	36,379	123,879	62,270
Expenses associated with merger and integration	7,520	—	17,743	—
Expenses associated with merger related restructuring	109	—	451	—

Operating income	57,283	36,379	105,685	62,270
Interest expense	(16,291)	(10,825)	(40,116)	(27,064)
Other income, net	353	355	590	467
Provision for income taxes	15,848	10,079	25,291	13,766

Income before extraordinary item	25,497	15,830	40,868	21,907
Extraordinary item, loss on debt extinguishment, net of $4,101 and $4,592 income taxes, respectively	(6,468)	—	(7,243)	—

Net income	$19,029	$15,830	$33,625	$21,907

	Twelve Week Periods Ended (unaudited)		Twenty-Eight Week Periods Ended (unaudited)
	July 13, 2002	July 14, 2001	July 13, 2002	July 14, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.0	57.7	56.3	57.5

Gross profit	44.0	42.3	43.7	42.5
Selling, general and administrative expenses	35.8	36.3	36.8	37.9

Operating income, as adjusted	8.2	6.0	6.9	4.6
Expenses associated with merger and integration	0.9	—	1.0	—
Expenses associated with merger related restructuring	0.0	—	0.0	—

Operating income	7.3	6.0	5.9	4.6
Interest expense	(2.1)	(1.8)	(2.2)	(2.0)
Other income, net	0.0	0.1	0.0	—
Provision for income taxes	2.0	1.7	1.4	1.0

Income before extraordinary item	3.2	2.6	2.3	1.6
Extraordinary item, loss on debt extinguishment, net of $4,101 and $4,592 income taxes, respectively	(0.8)	—	(0.4)	—

Net income	2.4%	2.6%	1.9%	1.6%

Net Sales

Net sales consist primarily of comparable store net sales, new store net sales, service net sales, net sales to the wholesale dealer network and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, the stores acquired in the Discount acquisition will be included in the comparable store net sales calculation following 13 complete accounting periods after the acquisition date. The Company does not include net sales from the 40 Western Auto retail sales, which operate service bays, in the comparable store net sales calculation.

Cost of Sales

The Company’s cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Western Auto stores. Gross profit as a percentage of net sales may be affected by variations in among other things, the Company’s product mix, price changes in response to competitive factors, fluctuations in merchandise costs and vendor programs. The Company seeks to avoid fluctuation in merchandise costs by entering into long-term purchasing agreements with vendors in exchange for pricing certainty.

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

Twelve Weeks Ended July 13, 2002 Compared to Twelve Weeks Ended July 14, 2001

Net sales for the twelve weeks ended July 13, 2002 were $792.7 million, an increase of $185.2 million, or 30.5%, over net sales for the twelve weeks ended July 14, 2001. Net sales for the retail segment increased $188.1 million, or 32.1%. The net sales increase for the retail segment was due to an increase in the comparable store sales of 5.0%, sales from Discount Auto Parts stores and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores. Net sales for the wholesale segment decreased $2.9 million due to the decline in the number of dealer stores the Company serviced and lower average sales to each dealer.

During the twelve weeks ended July 13, 2002, the Company opened 11 new stores, relocated seven stores and closed 23 stores (nine of which were related to the Discount acquisition), bringing the total number of retail stores to 2,367. As of July 13, 2002, the Company had 1,411 stores participating in its commercial delivery program, as a result of adding 45 net programs during the twelve week period ended July 13, 2002.

Gross profit for the twelve weeks ended July 13, 2002 was $349.0 million or 44.0% of net sales, as compared to $257.2 million or 42.3% of net sales in the twelve weeks ended July 14, 2001. The increase in gross profit percentage over the comparable prior year quarter reflects the positive impact in purchasing synergies as a result of renegotiating vendor contracts in conjunction with the Discount acquisition and a positive shift in product mix due to our merchandising and marketing initiatives. The gross profit for the retail segment was $345.8 million or 44.6% of net sales for the twelve week period ended July 13, 2002, as compared to $253.7 million or 43.2% of net sales for the twelve week period ended July 14, 2001.

Selling, general and administrative expenses, before merger and integration expenses and merger related restructuring, increased to $284.1 million or 35.8% of net sales for the twelve week period ended July 13, 2002, from $220.8 million or 36.3% of net sales for the twelve week period ended July 14, 2001. The decrease in selling, general and administrative expenses as a percentage of sales is reflective of the Company’s ability to leverage its existing infrastructure against a higher store base, and lower rent expense as a result of owning a higher percentage of stores following the Discount acquisition.

Operating income, as adjusted for merger and integration and merger related restructuring, was $64.9 million in the twelve week period ended July 13, 2002 or 8.2% of net sales, as compared to $36.4 million or 6.0% of net sales in the twelve week period ended July 14, 2001. Merger and integration expenses of $7.5 million include non-recurring expenses associated with integrating the Discount operations. Merger related restructuring expenses primarily relate to lease costs associated with the Advance Auto Parts stores in overlapping markets that were closed as a result of the Discount acquisition.

Interest expense in the twelve weeks ended July 13, 2002 was $16.3 million or 2.1% of net sales, as compared to $10.8 million or 1.8% of net sales in the twelve week period ended July 14, 2001. Interest expense reflects the overall increase in average borrowings offset by more favorable interest rates during the twelve weeks ended July 13, 2002 as compared to the twelve weeks ended July 14, 2001. This increase in borrowings is a result of the additional debt entered into in conjunction with the Discount acquisition.

During the twelve weeks ended July 13, 2002, the Company recorded $6.5 million in a loss on extinguishment of debt, net of tax. This loss reflects the ratable portion of the deferred loan costs associated with the Company’s partial repayment of its Tranche A and B term loans and refinancing of its Tranche B term loan under its credit facility and a partial repurchase and retirement of outstanding bonds at a premium during the second quarter of fiscal 2002.

Income tax expense for the twelve weeks ended July 13, 2002 was $15.8 million compared to $10.1 million in the twelve weeks ended July 14, 2001. This increase was primarily due to the increase in income before taxes for the twelve weeks ended July 13, 2002 as compared to the twelve weeks ended July 14, 2001.

The Company recorded net income of $30.2 million before merger and integration expenses and the extraordinary loss on extinguishment of debt for the twelve weeks ended July 13, 2002, as compared to $15.8 million for the twelve week period ended July 14, 2001. After merger and integration expenses and the extraordinary loss, the Company recorded net income of $19.0 million for the twelve weeks ended July 13, 2002. As a percentage of sales, net income for the twelve week period ended July 13, 2002 was 2.4% as compared to 2.6% for the twelve week period ended July 14, 2001.

Twenty-Eight Weeks Ended July 13, 2002 Compared to Twenty-Eight Weeks Ended July 14, 2001

Net sales for the twenty-eight weeks ended July 13, 2002 were $1,796.8 million, an increase of $460.0 million, or 34.4%, over net sales for the twenty-eight weeks ended July 14, 2001. Net sales for the retail segment increased $466.6 million, or 36.6%. The net sales increase for the retail segment was due to an increase in the comparable store sales of 6.5%, sales from Discount Auto Parts stores and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores. Net sales for the wholesale segment decreased $6.7 million due to the decline in the number of dealer stores the Company serviced and lower average sales to each dealer.

During the twenty-eight weeks ended July 13, 2002, the Company opened 28 new stores, relocated 19 stores and closed 145 stores (128 of which were related to the Discount acquisition), bringing the total number of retail stores to 2,367. As of July 13, 2002 the Company had 1,411 stores participating in its commercial delivery program, as a result of adding 41 net programs during the twenty-eight week period ended July 13, 2002.

Gross profit for the twenty-eight weeks ended July 13, 2002 was $785.5 million or 43.7% of net sales, as compared to $568.7 million or 42.5% of net sales in the twenty-eight weeks ended July 14, 2001. The increase in gross profit percentage reflects the positive impact in purchasing synergies as a result of renegotiating vendor contracts in conjunction with the Discount acquisition, and the leveraging of logistics costs realized from our recent supply chain initiatives. Additionally, gross profit for the twenty-eight weeks ended July 13, 2001 includes an $8.3 million gain from a settlement reached between the Company and a vendor. The gross profit for the retail segment was $777.0 million or 44.6% of net sales for the twenty-eight week period ended July 13, 2002, as compared to $552.2 million, excluding the $8.3 million gain recorded as a result of a vendor settlement or 43.3% of net sales for the twenty-eight week period ended July 14, 2001.

Selling, general and administrative expenses, before merger and integration expenses and merger related restructuring, increased to $661.6 million or 36.8% of net sales for the twenty-eight week period ended July 13,

2002, from $506.4 million or 37.9% of net sales for the twenty-eight week period ended July 14, 2001. The decrease in selling, general and administrative expenses as a percentage of sales reflects the Company’s ability to leverage its existing infrastructure against a higher store base, and lower rent expense as a result of owning a higher percentage of stores following the Discount acquisition.

Operating income, as adjusted for merger and integration and merger related restructuring, was $123.9 million in the twenty-eight week period ended July 13, 2002 or 6.9% of net sales, as compared to $62.3 million or 4.6% of net sales in the twenty-eight week period ended July 14, 2001. Merger and integration expenses of $17.7 million include non-recurring expenses associated with integrating the Discount operations. Merger related restructuring expenses primarily relate to lease costs associated with the Advance Auto Parts stores in overlapping markets that were closed as a result of the Discount acquisition.

Interest expense in the twenty-eight weeks ended July 13, 2002 was $40.1 million or 2.2% of net sales, as compared to $27.1 million or 2.0% of net sales in the twenty-eight week period ended July 14, 2001. Interest expense reflects the overall increase in average borrowings offset by more favorable interest rates during the twenty-eight weeks ended July 13, 2002 as compared to the twenty-eight weeks ended July 14, 2001. This increase in borrowings is a result of the additional debt entered into in conjunction with the Discount acquisition.

During the twenty-eight weeks ended July 13, 2002, the Company recorded $7.2 million in a loss on extinguishment of debt, net of tax. This loss reflects the ratable portion of the deferred loan costs associated with the Company’s partial repayment of its Tranche A and B term loans and refinancing of its Tranche B term loan under its credit facility and the repurchase and retirement of outstanding bonds at a premium.

Income tax expense for the twenty-eight weeks ended July 13, 2002 was $25.3 million compared to $13.8 million in the twenty-eight weeks ended July 14, 2001. This increase was primarily due to the increase in income before taxes for the twenty-eight weeks ended July 13, 2002 as compared to the twenty-eight weeks ended July 14, 2001.

The Company recorded net income of $52.0 million before merger and integration expenses and the extraordinary loss on extinguishment of debt for the twenty-eight weeks ended July 13, 2002, as compared to $21.9 million for the twenty-eight week period ended July 14, 2001. After merger and integration expenses and the extraordinary loss, the Company recorded net income of $33.6 million for the twenty-eight weeks ended July 13, 2002. As a percentage of sales, net income for the twenty-eight week period ended July 13, 2002 was 1.9% as compared to 1.6% for the twenty-eight week period ended July 14, 2001.

Liquidity and Capital Resources

The Company believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next 24 months. As of July 13, 2002, the Company had outstanding indebtedness consisting of $336.8 million of senior subordinated notes, borrowings of $340.0 million under the amended bank credit facility and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds.

During second quarter, the Company amended its credit agreement in addition to repaying a portion of and refinancing the Tranche B term loan. For the twenty-eight week period ended July 13, 2002, the Company repaid $174.4 million in debt with free cash flow generated and equity offering proceeds during the period. In conjunction with the refinancing of the Tranche B term loan, the Company entered into a Tranche C term loan for $250.0 million.

Under the amended credit facility, the Tranche C term loan requires scheduled repayments of $2.1 million semi-annually beginning November 30, 2003 through the maturity on November 30, 2007. The amended Tranche A term loan amortization schedule reflects required repayments of $1.5 million on May 31, 2003, $7.8 million on November 30, 2003, $12.4 million in May and November 2004 and $14.0 million each May and November during 2005 and 2006 through maturity on November 30, 2006.

Interest on the Tranche C term loan is based, at the Company’s option, on either an adjusted LIBOR rate plus 2.5% per annum, or an alternative base rate plus 1.5% per annum. These initial margins can step down to 2.25% and 1.25% per annum, respectively, if the Company’s leverage ratio is less than 2.00 to 1.00. The amended credit facility carried forward the prepayment provisions, covenant requirements and guarantees from the previous credit agreement entered into November in 2001. For a full discussion of the other terms of the credit facility, see section “Long Term Debt” in Item 7. of the Company’s annual report on Form 10-K for the year ended December 29, 2001.

The Company was in compliance with the above covenants under the amended credit facility as of July 13, 2002. As of July 13, 2002, $132.9 million was available under the amended credit facility. The Company intends to use borrowings under this facility, as well as internally generated funds, for store expansion, including new store openings and store acquisitions, and funding of working capital, including among other things the Company’s restructuring program.

For the twenty-eight weeks ended July 13, 2002, net cash provided by operating activities was $180.3 million. Of this amount, $33.6 million was provided by net income and $69.6 million was provided as a result of a net decrease in working capital and other. Significant non-cash items added back for operating cash purposes include depreciation and amortization of $49.0 million, amortization of bond discounts and deferred debt issuance costs of $2.9 million and provision for deferred income taxes of $25.2 million. Net cash used for investing activities was $37.2 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $122.2 million and was comprised primarily of $174.4 million in net payments on the credit facility and payments to repurchase and retire outstanding bonds and a decrease in bank overdrafts of $35.1 million, all offset by $90.0 million in net proceeds from Advance’s equity offering during the first quarter of fiscal 2002.

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

The Company’s future capital requirements will depend on the number of new stores the Company opens and the timing of these within a given year. The Company expects to open or acquire between 100 and 125 stores during fiscal 2002, of which 28 have been opened as of July 13, 2002. Subsequent to July 13, 2002, the Company announced the acquisition of 55 Trak Auto stores, in which the Company will assume the existing leases and anticipates paying up to approximately $16.0 million for inventory and fixtures. These stores will be considered part of the 100 to 125 new stores to be opened during fiscal 2002.

Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings.

As part of normal operations, the Company continually monitors store performance, which results in the Company’s closing certain store locations that do not meet profitability objectives. During first and second quarters of fiscal 2002, the Company closed or relocated seven of the 12 stores included in the fiscal 2001 restructuring activities and decided to close or relocate 34 additional stores that are not meeting profitability objectives, 19 of which were closed or relocated at July 13, 2002. In addition to its ongoing restructuring activities, the Company has closed substantially all of the Advance Auto Parts stores that were identified in overlapping markets with certain Discount Auto Parts stores at December 29, 2001 and closed 103 Discount Auto Parts stores during the first and second quarters of fiscal 2002.

The Western merger, Carport acquisition and Discount acquisition also resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. In addition, the Company assumed certain restructuring and deferred compensation liabilities previously recorded by Western and Discount. At July 13, 2002, these restructuring reserves had a remaining balance of $17.5 million. At July 13, 2002, the total liability for the assumed restructuring and deferred compensation plans was $1.5 million and $3.1 million, respectively, of which $0.9 million and $0.7 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western employees, which can be changed upon 12 months’ notice.

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

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt”, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003. For the twelve and twenty-eight week periods ended June 13, 2002, the Company recorded extraordinary losses on the extinguishment of debt, net of tax, of $6,468 and $7,243, respectively. Accordingly, reclassifications of these losses to income from continuing operations will be made throughout fiscal 2003 to maintain comparability for the reported periods.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The Company does not expect adopting this statement will have a material impact on its financial position or the results of its operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While the Company cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. The Company’s exposure to interest rate risk decreased during the first and second quarters of fiscal 2002 primarily due to the refinancing of it’s variable rate debt.

The Company’s fixed rate debt consists primarily of outstanding balances on the senior subordinated notes. The Company’s variable rate debt relates to borrowings under the amended credit facility and the McDuffie County industrial revenue bond. The Company’s variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

The table below presents principal cash flows and related weighted average interest rates on the Company’s long-term debt at July 13, 2002 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at July 13, 2002. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total	Fair Market Value
	(dollars in thousands)

Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$348,820	$348,820	$366,261
Weighted average interest rate	—	—	—	—	—	10.3%	10.3%
Variable rate	$10,000	$11,436	$29,003	$32,079	$32,079	$235,417	$350,014	$350,014
Weighted average interest rate	4.5%	4.8%	6.3%	7.3%	7.7%	7.9%	6.3%

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In November 1997, Joe C. Proffitt, Jr., on behalf of himself and all others in the states of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from Advance from November 1, 1991 to November 5, 1997, filed a class action complaint and motion of class certification against us in the circuit court for Jefferson County, Tennessee, alleging the sale by Advance of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages. In September 2001, the court granted Advance’s motion for summary judgment against the plaintiff and dismissed all claims against Advance. The period for appeal has expired and no further action is expected on this case.

Item 6.    Exhibits and Reports on Form 8-K

(1)	Exhibits:

	10.47	Amendment and Restatement Agreement dated as of June 28, 2002, among Advance Stores Company, Inc., Advance Auto Parts, Inc., the Lenders and JPMorgan Chase Bank, as administrative agent.

	10.48	Reaffirmation Agreement dated as of July 1, 2002, among Advance Stores Company, Inc., Advance Auto Parts, Inc., and JPMorgan Chase Bank, as administrative agent.

	10.49	Amended and Restated Credit Agreement dated as of June 28, 2002, among Advance Stores Company, Inc., Advance Auto Parts, Inc., the Lenders and JPMorgan Chase Bank, as administrative agent.

	99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Reports on Form 8-K.

	(a)	The Company filed a Current Report on Form 8-K on July 13, 2002, disclosing the refinancing of a portion of the Company’s senior credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE STORES COMPANY, INCORPORATED
a Virginia corporation
By:	/s/ JIMMIE L. WADE
Jimmie L. Wade
President and Chief Financial Officer (as principal executive and accounting officer)
August 14, 2002

S-1