Form 10-K
period 2002-12-28
ADVANCE STORES CO INC
filed 2003-03-27
CIK 1061890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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
None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐ No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not Applicable.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☐    No   ☒

          As of March 19, 2003, the registrant had outstanding 539 shares of Class A Common Stock, par value $100 per share (the only class of common equity of the registrant outstanding).

          As of July 12, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the registrant’s Class A Common Stock was held by one shareholder and was not publicly traded.  As a result, the aggregate market value of the Class A Common Stock cannot be determined.

Documents Incorporated by Reference:
None

FORWARD-LOOKING STATEMENTS

          Certain statements in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are usually identified by the use of words such as “will,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this statement for purposes of complying with these safe harbor provisions.

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

          Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to expand our business;
•	the implementation of our business strategies and goals;
•	integration of our previous and future acquisitions;
•	a decrease in demand for our products;
•	competitive pricing and other competitive pressures;
•	our relationships with our vendors;
•	our involvement as a defendant in litigation or incurrence of judgements, fines or legal costs;
•	deterioration in general economic conditions;
•	our ability to meet debt obligations and adhere to the restrictions and covenants imposed under our debt instruments;
•	our critical accounting policies; and
•

other statements that are not of historical fact made throughout this report, including in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

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

          Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Stores Company, Incorporated, its subsidiaries and their respective operations.  Unless the context otherwise requires, “Advance Auto” shall refer to Advance Auto Parts, Inc. and its predecessor, Advance Holding Corporation, or Advance Holding, which owns 100% of Advance.  Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31 of each year.

Overview

          We primarily operate within the large and growing United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles).

          We are the second largest specialty retailer of automotive parts, accessories and maintenance items to “do-it-yourself,” or DIY, customers in the United States, based on store count and sales. We are the largest specialty retailer of automotive products in the majority of the states in which we currently operate, based on store count.  Our combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of our retail operations operating under the trade names “Advance Auto Parts”, “Advance Discount Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” primarily in Puerto Rico and the Virgin Islands. Our wholesale segment includes a wholesale distribution network. See note 21 of our financial statements for financial information reported for these segments.

          Our Internet address is www.advanceautoparts.com. We make available, and prior to December 15, 2002 have made available, free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission.

Retail Segment

          At December 28, 2002, we had 2,435 stores, which included 2,000 stores operating under the “Advance Auto Parts” trade name in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States.  In Florida, we operated 51 stores under the new “Advance Discount Auto Parts” trade name and 347 stores under the “Discount Auto Parts” trade name.  In addition, as of that date, we had 37 stores operating under the “Western Auto” trade name located primarily in Puerto Rico and the Virgin Islands.

          Our stores offer a broad selection of brand name and proprietary automotive products for domestic and imported cars and light trucks.  Our stores average approximately 7,500 square feet in size and carry between 16,000 and 21,000 stock keeping units, or SKUs.  We also offer approximately 105,000 additional SKUs that are available on a same day or overnight basis through our Parts Delivered Quickly, or PDQ®, distribution systems.

          In addition to our DIY business, we serve “do-it-for-me”, or DIFM, customers via sales to commercial accounts.  Sales to DIFM customers represented approximately 15% of our retail sales in 2002 and consisted of sales to both walk-in commercial customers and sales delivered to our commercial customers’ places of business, including independent garages, service stations and auto dealers.  At December 28, 2002, we had 1,411 stores participating in our commercial delivery programs.

          As part of our participation in www.partsamerica.com, or pa.com, we also provide our customers online shopping and access to over 1 million SKUs.  Pa.com allows our customers to pick up merchandise at a conveniently located store or have their purchase shipped directly to their home or garage.

Wholesale Segment

          Our wholesale segment consists of a wholesale distribution network, which offers automotive parts, accessories and certain specialty merchandise and/or certain services to approximately 415 independently-owned dealer stores in 42 states. The dealer stores consist of associate, sales center and franchise dealers. Associate and franchise dealers have rights to the use of the “Western Auto” name and certain services provided by us. Sales centers only have the right to purchase certain products from us. We also provide services to the wholesale dealer network through various administrative and support functions, as negotiated by each independent location. Our wholesale distribution network is managed by a senior vice president (who is also responsible for the Western Auto retail stores and two regions of Advance stores in the retail segment), a vice president, a national sales manager, an operations manager and various field and support personnel. Our wholesale operations generated approximately 2.5% of our net sales in 2002.

Competitive Strengths

We believe our competitive strengths include the following:

          Leading Market Position.  We compete in both the DIY and DIFM categories of the automotive aftermarket industry.  Our primary competitors include national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products. Although the number of competitors and level of competition vary by market, both the DIY and DIFM categories are highly fragmented and generally very competitive.  We enjoy significant advantages over most of our competitors. We believe we have strong brand recognition and customer traffic in our stores as a result of our number one position in the majority of our markets, based on store count, and our significant marketing activities. In addition, we have purchasing, distribution, marketing and advertising efficiencies due to our economies of scale. In particular, our acquisition of Discount Auto Parts in November 2001, has provided us with the leading market position in Florida, which is especially attractive due to that state’s strong DIY customer demographics.

          Industry Leading Selection of Quality Products.  As the number of automotive replacement parts has proliferated, we believe discount stores and mass merchandisers have had increasing difficulties in maintaining a broad inventory selection that DIY customers demand. We believe this has created a strong competitive advantage for specialty automotive parts retailers, like us, that have the distribution capacity, sophisticated information systems and knowledgeable sales staff needed to offer a broad inventory selection to DIY customers. We offer one of the largest selections of brand name and proprietary automotive parts, accessories and maintenance items in the automotive aftermarket industry. Our stores carry between 16,000 and 21,000 in-store stock keeping units, or SKUs. We also offer approximately 105,000 additional SKUs that are available on a same-day or overnight basis through our PDQ® distribution systems, including harder-to-find replacement parts, which typically carry a higher gross margin.

          Superior Customer Service.  We believe that our customers place significant value on our well-trained sales associates, who offer knowledgeable assistance in product selection and installation, and that this differentiates us from mass merchandisers. We invest substantial resources in the recruiting and training of our employees, who we refer to as team members, and provide formal classroom workshops, seminars and Automotive Service Excellence(TM) certification to build technical, managerial and customer service skills. In addition, we recently implemented a new performance management process that will allow us to align each team member’s goals with our strategic corporate goals.  This process will result in increased team member retention, which we believe leads to increased customer satisfaction and higher sales, and differentiates us from mass merchandisers.

          Experienced Management Team with Proven Track Record.  The 15 members of our senior management team have an average of 11 years experience with us and 14 years in the industry and have successfully grown our company to the second largest specialty retailer of automotive products in the United States. Our management team has accomplished this using a disciplined strategy of growing comparable store sales, opening new stores, increasing the penetration of our commercial delivery program and making selective acquisitions.

Growth Strategy

Our growth strategies consist of the following:

          Increase Our Comparable Store Sales. We have been an industry leader in comparable store sales growth over the last five years, averaging 6.8% annually. We plan to increase our comparable store sales in both the DIY and DIFM categories by, among other things, (1) implementing merchandising and marketing initiatives, (2) investing in store-level systems to enhance our ability to recommend complementary products in order to increase sales per customer, (3) refining our store selection and in-stock availability through customized assortments and other supply chain initiatives, (4) continuing to increase customer service through store staffing and retention initiatives and (5) increasing our commercial delivery sales primarily by focusing on key customers to grow average sales per program. In particular, we intend to continue to make the necessary investments in several applications that are critical to improving our customer service and in-stock availability. We have established strong inventory management systems at the store and distribution center level and have implemented Advance Parts Accessories Lookup, or APAL, our new fully-integrated point-of-sale system and electronic parts catalog, in approximately one-half of our stores.

          Continue to Enhance Our Margins.  In addition to driving operating margin expansion via continued strong comparable store sales growth, we will continue to focus on increasing margins by: (1) improving our purchasing efficiencies with vendors; (2) utilizing our supply chain infrastructure and existing distribution network to optimize our inventory mix and maximize distribution capacity; (3) leveraging our overall scale to reduce other operating expenses as a percentage of sales and (4) continuing to implement our category management processes and custom mix initiatives.

          Increase Return on Invested Capital.  We believe we can continue to successfully increase our return on invested capital by generating strong comparable store sales growth and increasing our margins. We believe we can also increase our return on invested capital by leveraging our supply chain initiatives to increase inventory turns and selectively expanding our store base in existing markets. Based on our experience, such in-market openings provide higher returns on our invested capital by enabling us to leverage our distribution infrastructure, marketing expenditures and local management resources. We intend to add approximately 125 stores in existing markets in 2003 primarily through new store openings and selective acquisitions.

Industry

          The United States automotive aftermarket industry is generally grouped into two major categories DIY and DIFM. According to the Automotive Aftermarket Industry Association, or AAIA, Aftermarket Factbook from 1991 to 2001, the DIY category grew at a 5.0% compound annual growth rate from approximately $22 billion to $35 billion. This category represents sales to consumers who maintain and repair vehicles themselves. We believe this category is characterized by stable, more recession-resistant demand than most retailers because of the need-based characteristics of the DIY category. Additionally, in difficult economic times, we believe people tend to drive more and use air travel less.   We also believe difficult economic times result in people retaining their vehicles longer, which moves these vehicles in the range of years in age when more repairs are needed.  From 1991 to 2001, the DIFM category grew at a 6.4% compound annual growth rate, from approximately $36 billion to $68 billion according to the AAIA Aftermarket Factbook. This category represents sales to professional installers, such as independent garages, service stations and auto dealers. DIFM parts and services are typically offered to vehicle owners who are less price sensitive or who are less inclined to repair their own vehicles.

          We believe the United States automotive aftermarket industry will continue to benefit from several favorable trends, including the:

•	increasing number and age of vehicles in the United States, increasing number of miles driven annually, increasing number of cars coming off of warranty, particularly previously leased vehicles;
•

higher cost of replacement parts as a result of technological changes in recent models of vehicles and increasing number of light trucks and sport utility vehicles that require more expensive parts, resulting in higher average sales per customer; and

•	continued consolidation of automotive aftermarket retailers, resulting in a reduction in the number of stores in the marketplace and enhanced profitability and returns on capital.

          We believe these trends will continue to support strong comparable store sales growth in the industry.

History

          We were formed in 1929 and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of strong comparable store sales growth, new store openings and strategic acquisitions, including our 1998 Western Auto Supply Company acquisition and our 2001 acquisition of Discount Auto Parts, or Discount. Additionally, in 1996, we began to aggressively expand our sales to DIFM customers by implementing a commercial delivery program.

          Discount Acquisition.   In November 2001, we acquired Discount which was the fifth largest specialty retailer of automotive products to both DIY and DIFM customers in the United States, based on store count. At November 28, 2001, Discount had 671 stores operating under the “Discount Auto Parts” trade name in six southern states, with 437 of them located in the state of Florida.  During 2002, we completed the conversion of all 164 acquired Discount stores located outside the state of Florida and in the Florida panhandle.  We also completed the alignment of merchandise offerings in all Discount stores in the state of Florida to our product offerings, physically converted 51 of the Florida stores to the new “Advance Discount Auto Parts” format and converted approximately half of the Florida stores to our store systems.  During the integration process, we closed 109 of the acquired Discount locations in overlapping markets with our existing locations.

          Trak Auto Parts Acquisition.    During the third quarter of fiscal 2002, we entered into and closed on an arrangement to acquire certain assets of Trak Auto Corporation, or Trak, including the leases on 57 stores in Virginia, Washington, D.C. and Maryland.  At December 28, 2002, we had converted all 57 stores to the Advance Auto Parts store format and assumed the respective lease obligations.

Store Operations

          The retail store is the focal point of our operations. Our stores generally are located in free-standing buildings in high vehicle traffic areas with good visibility and easy access to major roadways. Our stores typically range in size from 5,000 to 10,000 square feet with an average of approximately 7,500 square feet, and offer between 16,000 and 21,000 SKUs. We also offer approximately 105,000 additional SKUs that are available on a same day or overnight basis through our PDQ® and Master PDQ® systems, including harder-to-find replacement parts, which typically carry a higher gross margin. Additionally, our local area warehouse concept utilizes existing space in selected stores to ensure the availability of certain PDQ® items on a same-day basis. At December 28, 2002, we operated 22 local area warehouses that carried a customized assortment of between 7,500 and 12,000 SKUs. In addition, our proprietary electronic parts catalog enables our sales team to identify an extensive number of applications for the SKUs that we carry, as well as parts that are required by our customers to complete their automotive repair projects. Replacement parts sold at our stores include radiators, brake pads, fan belts, radiator hoses, starters, alternators, batteries, shock absorbers, struts, CV shafts, spark plugs, transmission parts, clutches, electronic ignition components, suspension parts, engines and transmissions.

          Our retail stores are company operated and divided into five areas.  A senior vice president, who is supported by regional vice presidents, manages each area.  Division managers report to the regional vice presidents and have direct responsibility for store operations in a specific division, which typically consists of 10 to 15 stores. Depending on store size and sales volume, each store is staffed by 8 to 30 team members under the leadership of a store manager. Stores generally are open from 8:00 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 6:00 p.m. on Sundays.

          Total stores. Our 2,435 retail stores were located in the following states and territories at December 28, 2002:

Location	Number of Stores

Alabama	104
Arkansas	21
California	1
Colorado	15
Connecticut	23
Delaware	5
District of Columbia	1
Florida	430
Georgia	191
Illinois	23
Iowa	24
Indiana	71
Kansas	26
Kentucky	66
Louisiana	58
Maine	7
Maryland	60
Massachusetts	21
Michigan	49
Mississippi	47
Missouri	35
Nebraska	17
New Hampshire	4
New Jersey	22
New York	98
North Carolina	179
Ohio	145
Oklahoma	1
Pennsylvania	135
Puerto Rico	34
Rhode Island	3
South Carolina	103
South Dakota	6
Tennessee	118
Texas	54
Vermont	3
Virgin Islands	2
Virginia	150
West Virginia	63
Wisconsin	18
Wyoming	2

          The following table sets forth information concerning increases in the number of our stores during the past five years:

	2002		2001		2000	1999	1998

Beginning Stores	2,484		1,729		1,617	1,567	814
New Stores (1)	110	(2)	781	(4)	140	102	821	(5)
Stores Closed	(159	)(3)	(26)		(28)	(52)	(68	)(5)

Ending Stores	2,435		2,484		1,729	1,617	1,567

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)	Includes 57 stores acquired during the third and fourth quarters of fiscal 2002 as a result of the Trak acquisition.
(3)	Includes 133 “Advance Auto Parts” and “Discount Auto Parts” stores closed as a result of the Discount integration.
(4)	Includes 30 Carport stores acquired on April 23, 2001 and 671 Discount stores acquired on November 28, 2001.
(5)

Includes 560 Parts America stores (net of 52 closures) acquired as part of the Western merger in November 1998.  Subsequent to 1998, we closed an additional 15 Western stores resulting in a net 545 stores obtained in the Western merger.  Three Advance stores were also closed during fiscal 1998 in connection with the Western merger.

Purchasing and Merchandising

          Virtually all of our merchandise is selected and purchased for our stores by personnel at our corporate offices in Roanoke, Virginia. In addition, specialty merchandise for our wholesale segment and our Western Auto retail stores is purchased in our Kansas City, Missouri office. In 2002, we purchased merchandise from over 200 vendors, with no single vendor accounting for more than 8% of purchases. Our purchasing strategy involves negotiating multi-year agreements with certain vendors, which allows us to achieve more favorable terms and pricing.  Accordingly, in connection with the Discount acquisition and our resulting increased volume, we were able to renegotiate several long-term agreements that provided more favorable terms and pricing.

          Our purchasing team is currently led by a group of six senior professionals, who have an average of over 16 years of automotive purchasing experience and over 20 years in retail. This team is skilled in sourcing products globally and maintaining high quality levels, while streamlining costs associated with the handling of merchandise through the supply chain. The purchasing team has developed strong vendor relationships in the industry and is involved currently in implementing a “best-in-class” category management process to improve comparable store sales, gross margin and inventory turns.

          Our merchandising strategy is to carry a broad selection of high quality brand name automotive parts and accessories such as Monroe, Bendix, Purolator and AC Delco, which generates DIY customer traffic and also appeals to commercial delivery customers. In addition to these branded products, we stock a wide selection of high quality proprietary products that appeal to value conscious customers. Sales of replacement parts account for a majority of our net sales and typically generate higher gross margins than maintenance items or general accessories. We are currently in the process of customizing our product mix based on a merchandising program designed to optimize inventory mix at each individual store based on that store’s historical and projected sales mix and regionally specific customer needs.

Advertising

          We have an extensive advertising program designed to communicate our merchandise offerings, product assortment, competitive prices, free services (battery installation and wiper replacements) and commitment to customer service. The program is focused on establishing us as the solution for a customer’s automotive needs. We utilize a media blend that reinforces our brand image, including print, promotional signage, television, radio and outdoor media, plus our proprietary in-store television network and internet site.

          Our advertising plan is based on a monthly program built around a promotional theme and a seasonally relevant product campaign. The plan is supported by print and in-store signage. Our television advertising is a combination of regional and national media focused to sports programming. Radio advertising, which is used as a supplementary medium, generally airs during peak drive times. We also sponsor sporting events, racing teams and other events at all levels in a grass-roots effort to positively impact individual communities, including Hispanic and other ethnic communities, to create awareness and drive traffic for our stores.

          In February 2003, we launched our new advertising campaign, “We’re ready in Advance.”  We believe this advertising campaign differentiates Advance in the customer’s mind by positioning us as both a source for brand name auto parts at low prices and as a resource for expert advice and useful tips to help customers keep their vehicles running smoothly. The campaign includes creative and compelling television and radio commercials designed to drive sales and build an enduring, positive image of Advance as a special place to shop.

Management Information Systems

          We have developed a flexible technology infrastructure that supports our growth strategy. Our information technology infrastructure is comprised of software and hardware designed to integrate store, distribution and vendor services into a seamless network. All stores, corporate and regional offices, and distribution centers are linked via a communications network, which is based on frame relay technology. Our stores in Puerto Rico are linked to the communications network via satellite. Electronic documents transferred between us and our vendors expedite the ordering, receiving and merchandise payment processes. We expect to complete the implementation of our technology platform into the Discount Auto Parts stores and the Lakeland distribution center, including the administrative offices, in 2003.

Enterprise Information System

          Our management team has online access to certain financial information via Hyperion Analyzer, a web-enabled front-end tool, which retrieves information from our Hyperion Essbase database.   This system, which is tightly integrated to our “best in class” PeopleSoft Financial and Human Resource systems, helps ensure that accurate, consistent, and timely financial information is available to all levels of management, including our sales, margin, payroll and other key metrics. This system assists the management team in planning and responding to our business and industry trends quickly and cost-effectively.  This system contains analysis tools that provide our management the ability to rank and rate their operations and identify “best practices” opportunities for business improvement.

Store Based Information Systems

          Our store based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of point-of-sale, or POS, electronic parts catalog, or EPC, store-level inventory management, and store intranet, or STORENET, systems. Additionally, we support store level operations with our management planning and training and customer contact systems.  These systems are integrated tightly and together provide real time, comprehensive information to store and merchandising personnel, resulting in improved customer service levels, team member utilization and in-stock availability. We have completely implemented our store based information systems into all of the Discount stores located outside of the Florida market (including the Florida panhandle) and plan to complete the implementation of the Discount stores located in the Florida market in 2003.

          Point-of-Sale. Our POS system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. We are currently rolling out a new POS system, or APAL, in one half of our stores and are in the process of implementing APAL in the remaining half of our stores. APAL is designed to improve customer checkout time and decrease the time required to train newly-hired team members. In addition, APAL will provide additional customer purchase history, which may be used for customer demographic analysis.

          Electronic Parts Catalog. Our EPC system is a software system that enables our store team members to identify over 40 million application uses for automotive parts and accessories. The EPC system enables store team members to assist our customers in their parts selection and ordering based on year, make, model and engine type of their vehicle. If a hard-to-find part or accessory is not available at one of our stores, the EPC system can determine whether the part is carried and in-stock through our PDQ® Express system. The EPC system also enables our store team members to identify additional parts that are required by our customers to complete their automotive repair projects. This generally leads to an increase in average sales per transaction. The integration of this system with our POS system improves customer service by reducing time spent at the cash register and fully automating the sales process between the parts counter and our POS register. This system enables store team members to order parts and accessories electronically through our PDQ® Express system, with immediate confirmation of price, availability and estimated delivery time. Additionally, information about a customer’s automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones one of our stores.

          In conjunction with the rollout of APAL, we are also enhancing our EPC system in our stores. The enhanced EPC system, which is fully integrated with APAL, will provide the capability of cataloging non-application specific parts and additional product information, such as technical service bulletins, installation instructions, images of parts, and related diagrams of automotive systems.  The enhanced EPC system contains enhanced search engines and more user-friendly navigation tools that enhance our store team members’ ability to look-up any needed parts as well as additional products the customer needs to complete their automotive repair project.  We believe these components will enhance our customers’ shopping experience with us and help them accurately complete the repair job the first time, saving them time and money.

          To ensure ongoing improvement of EPC information in all stores, we have developed a centrally based EPC data management system that enables us to reduce the time needed to exchange data with our vendors and ultimately catalogue and deliver updated, accurate product information to our stores. Additionally, we are enhancing the EPC system to provide additional methods of parts look-up while reducing keystrokes and allowing our store team members to more efficiently serve our customers.

          Store Level Inventory Management System. Our store-level inventory management system provides real-time inventory tracking at the store level. With the store-level system, store team members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKU’s for cycle counts and track merchandise transfers. In conjunction with the roll-out of APAL, we are also implementing radio frequency hand held devices in all of our stores, which will help ensure the accuracy of inventory.

          Store Intranet. Installed in June of 1998, our STORENET system delivers product information, electronic manuals, forms, store operating results, in-store training opportunities and internal communications to all store team members. In addition STORENET provides online tools that enhance the productivity of our team members as follows:

•

our online learning center delivers online training programs to all team members. A tracking and reporting function provides human resources and management with an overview of training schedules and results by team member;

•

our online budgeting site allows stores more direct input to the budgeting process, significantly reduces telecommunications usage by store management and results in efficiencies in the overall corporate budgeting process;

•	our online inventory cycle count accuracy report facilitates maintaining more accurate stock levels and reduce out of stock and overstock conditions; and
•

our online telecommunications audit reports application provides managers access to detailed information regarding company telecommunications expenses, promoting targeted efforts to reduce ineffective expenses.

          Management Planning and Training.  MPT is our proprietary system designed to streamline our store labor management and training processes.  MPT gives our store managers the tools to plan for peak customer traffic to ensure we have knowledgeable and friendly sales people in our stores and well-stocked shelves to meet our customers’ needs.  After a thorough review of all our store processes, we believe MPT improves our results of operations through industry-leading labor utilization on all store labor events, including sales, training and unloading of weekly product deliveries.

          Customer Contact Center. In 2001, we installed new call routing software and customer service software, established a customer contact center in Roanoke, Virginia and consolidated all support centers. Implementation of the customer contact center has resulted in a substantial improvement in the average speed in which in a call is answered, a reduction in calls to voice mail and a reduction in the number of outbound calls required to respond to voice mail.  We believe these improvements have allowed us to better support each of our stores, therefore, increasing customer service.

Logistics and Purchasing Information Systems

          Distribution Center Management System. Our distribution management system, or DCMS, provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing at our distribution centers. The DCMS, integrated with material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency. Seven of our eight distribution facilities currently use this technology, and we anticipate that the eighth distribution facility, which we acquired as part of the Discount acquisition, will be converted to this technology in 2003. Additionally, fourteen of our nineteen PDQ® Express facilities currently use this technology, and we expect the remaining five PDQ® Express facilities will be converted to this technology in 2003.

          Replenishment Systems. Our E3 Replenishment System monitors the distribution center and PDQ® Express warehouse inventory levels and orders additional product when appropriate. In addition, the system tracks sales trends by SKU, allowing us to adjust future orders to support seasonal and demographic shifts in demand. During 2001, we completed the implementation of a store-level replenishment version of E3 for our Advance Auto Parts stores, and as Discount stores are converted to our new POS system, E3 replenishment is being implemented in those stores.

          Transportation Management System. Our transportation management system is an effective planning tool that allows for the efficient management of incoming shipments.  Benefits from this system include reduced vendor to distribution center freight costs, visibility of purchase orders and shipments for the entire supply chain, the reduction in distribution center inventory, or safety stock, due to consistent transit times and decreased third party freight and billing service costs.

Team Members

          At March 19, 2003, we employed approximately 20,329 full-time team members and 10,135 part-time team members. Approximately 83.8% of our workforce is employed in store-level operations, 10.6% is employed in distribution and 5.6% is employed in our corporate offices in Roanoke, Virginia and Kansas City, Missouri. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our labor relations are good.

          We allocate substantial resources to the recruiting, training and retaining of team members. We have recently implemented a performance management process to align each team member’s goals with our corporate strategic goals.  We believe this program will provide us with a well-trained, productive workforce that is committed to high levels of customer service and assures a qualified team to support future growth.

Trade Names, Service Marks and Trademarks

          We own and have registrations for the trade names “Advance Auto Parts,” “Western Auto” and “Parts America” and the trademark “PDQ®” with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. In addition, we own and have registered a number of trademarks with respect to our proprietary products, and we also acquired from Discount various registered trademarks, service marks and copyrights. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these marks and actively defend and enforce them.

Competition

          Our primary competitors are both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O’Reilly Automotive, Inc. and The Pep Boys–Manny, Moe & Jack, wholesalers or jobber stores, including those associated with national parts distributors or associations, such as NAPA, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products, including Wal-Mart, Target and K-Mart. We believe that chains of automotive parts stores, like us, with multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal competitive factors that affect our business include price, store location, customer service and product offerings, quality and availability.

Environmental Matters

          We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. We handle hazardous materials as part of our operations, and our customers may also use hazardous materials on our properties or bring hazardous materials or used oil onto our properties. We currently provide collection and recycling programs for used automotive batteries and used lubricants at all of our stores as a service to our customers under agreements with third party vendors. Pursuant to these agreements, used batteries and lubricants are collected by our team members, deposited into vendor supplied containers or pallets and stored by us until collected by the third party vendors for recycling or proper disposal. Persons who arrange for the disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances.

          We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, we receive notices from the EPA and state environmental authorities indicating that there may be contamination on properties we own or operate or on adjacent properties for which we may be responsible.  Compliance with these laws and regulations has not had a material impact on our operations to date. We believe that we are currently in material compliance with these laws and regulations.

Item 2.	Properties.

          Distribution Centers and Warehouses. We operate eight distribution centers.  Seven of these eight distribution centers are equipped with our distribution management system, which includes technologically advanced material handling equipment, including carousels, “pick-to-light” systems, radio frequency technology and automated sorting systems.  The eighth distribution center, which we acquired in the Discount acquisition, has an existing system similar to ours, but will be converted to our system in fiscal 2003.  Through the continued implementation of our supply chain initiatives, we expect to further increase the efficient utilization of our distribution capacity, which currently provides us the capacity to service over 3,400 stores and our wholesale segment from these distribution centers.

          We currently offer over 30,000 SKUs to substantially all of our retail stores via our nineteen PDQ® Express warehouses. Stores have visibility to inventory in their respective facilities and can place orders to these facilities through an online ordering system.  Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet. In addition, we operate a PDQ® warehouse that stocks approximately 80,000 SKUs of harder to find automotive parts and accessories. This facility is known as the “Master PDQ®” warehouse and utilizes existing PDQ® distribution infrastructure to provide next day service to substantially all of our stores. At December 28, 2002, we operated 22 local area warehouse facilities which utilize excess store space to provide certain markets with a customized mix of approximately 7,500 to 12,000 SKUs.

          The following table sets forth certain information relating to our distribution and other principal facilities:

Facility	Opening Date	Area Served	Size (Sq. ft.)	Nature of Occupancy

Main Distribution Centers:
Roanoke, Virginia (1)	1988	Mid-Atlantic	440,000	Leased
Gadsden, Alabama	1994	South	240,000	Owned
Lakeland, Florida	1982	Florida, Georgia and South Carolina	600,000	Owned
Gastonia, North Carolina	1969	Advance retail stores in the Southeast, Western Auto retail stores, wholesale segment	663,000	Owned
Gallman, Mississippi	2001	Alabama, Mississippi and Louisiana	400,000	Owned
Salina, Kansas	1971	West	441,000	Owned
Delaware, Ohio	1972	Northeast	510,000	Owned
Thomson, Georgia (2)	1999	Southeast	383,000	Owned
Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	116,000	Leased
PDQ® Express Warehouses:
Salem, Virginia	1983	Mid-Atlantic	50,400	Leased
Smithfield, North Carolina	1991	Southeast	42,000	Leased
Jeffersonville, Ohio (3)	1996	Midwest	50,000	Owned
Thomson, Georgia (4)	1998	South, Southeast	50,000	Owned
Goodlettesville, Tennessee	1999	Central	41,900	Leased
Youngwood, Pennsylvania	1999	East	49,000	Leased
Riverside, Missouri	1999	West	45,000	Leased
Guilderland Center, New York	1999	Northeast	47,400	Leased
Temple, Texas	1999	Southwest	61,943	Leased
Palmas, Puerto Rico	2002	Puerto Rico	38,000	Leased
Altamonte Springs, Florida	1996	Central Florida	10,000	Owned
Jacksonville, Florida	1997	Northern Florida and Southern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeast Florida	13,300	Leased
Mobile, Alabama	1998	Alabama and Mississippi	10,000	Owned
Atlanta, Georgia	1999	Georgia and South Carolina	16,786	Leased
Tallahassee, Florida	1999	South Georgia and Northwest Florida	10,000	Owned
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned
Corporate/Administrative Offices:
Roanoke, Virginia-corporate (5)	1995	All	49,000	Leased
Kansas City, Missouri-corporate	1999	All	12,500	Leased
Roanoke, Virginia-administrative	1998	All	40,000	Leased
Lakeland, Florida - administrative (4)	1982	All	67,000	Owned
Roanoke, Virginia-administrative	2002	All	69,200	Leased

(1)

This facility is owned by Nicholas F. Taubman.  See “Item 13. Certain Relationships and Related Transactions.”  Nicholas F. Taubman was the chairman of our board of directors through February 2003, at which time he resigned from our board of directors.

(2)

The construction of this facility was financed in 1997 by a $10.0 million industrial revenue bond issuance from the Development Authority of McDuffie County of the State of Georgia, from whom we purchased this facility for $10.00 in November 2002.

(3)

Total capacity of this facility is approximately 433,000 square feet, of which 50,000 square feet continues to be used as a PDQ® Express warehouse.  This facility was also used as a distribution center prior to its closure in the fourth quarter of 2001. This facility is currently held for sale.

(4)	This facility is located within one of our main distribution centers.
(5)

This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and grandchild of Nicholas F. Taubman. See “Item 13. Certain relationships and Related Transactions.”

          At December 28, 2002, we owned 536 of our stores and leased 1,899 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	Stores (1)

2003-2004	65
2005-2009	208
2010-2014	434
2015-2024	1007
2025-2034	68
2035-2049	117

(1)	Of these stores, 16 are owned by our affiliates. See “Item 13. Certain Relationships and Related Transactions.”

Item 3.	Legal Proceedings.

          In February 2000, the Coalition for a Level Playing Field and over 100 independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit styled Coalition for a Level Playing Field, et al. v. AutoZone, Inc. et al., Case No. 00-0953 in the United States District Court for the Eastern District of New York against various automotive parts and accessories retailers. In March 2000, we were notified that we had been named defendants in the lawsuit. The plaintiffs claimed that the defendants knowingly induced and received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. In January 2003, a trial was held and the jury found that we did not violate the Robinson-Patman Act.

          Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We, Discount and Parts America also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. The number of cases in which we or one of our subsidiaries has been named as a defendant has increased in the past year. Many of the cases pending against us or our subsidiaries were filed recently and are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers that are named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. We believe that we have valid defenses against these claims. We also believe that most of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and liquidity. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and liquidity in future periods.

          In addition to the above matters, we currently and from time to time are involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

          All our common stock is held by Advance Auto and is not publicly traded.

Item 6.	Selected Financial Data.

          The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. The selected historical consolidated financial and other data at December 28, 2002 and December 29, 2001 and for the three years ended December 28, 2002 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at December 30, 2000, January 1, 2000 and January 2, 1999 and for the years ended January 1, 2000 and January 2, 1999 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes of Advance included elsewhere in this report.

	Fiscal Year (1)

	2002	2001	2000	1999	1998

	(in thousands)
Statement of Operations Data:
Net sales	$3,287,883	$2,517,639	$2,288,022	$2,206,945	$1,220,759
Cost of sales	1,839,889	1,441,613	1,392,127	1,404,113	766,198
Supply chain initiatives(2)	—	9,099	—	—	—

Gross profit	1,447,994	1,066,927	895,895	802,832	454,561
Selling, general and administrative expenses (3)	1,210,322	947,531	801,521	740,481	391,772
Expenses associated with supply chain initiatives(4)	—	1,394	—	—	—
Impairment of assets held for sale(5)	—	12,300	856	—	—
Expenses associated with the recapitalization (6)	—	—	—	—	14,277
Expenses associated with the merger related restructuring(7)	597	3,719	—	—	6,774
Expenses associated with merger and integration (8)	34,935	1,135	—	41,034	7,788
Expenses associated with private company (9)	—	—	—	—	845
Non-cash stock option compensation expense(10)	—	11,735	729	1,082	695

Operating income	202,140	89,113	92,789	20,235	32,410
Interest expense	(66,403)	(50,471)	(56,519)	(53,844)	(29,517)
Expense associated with secondary offering	(1,733)	—	—	—	—
Other income, net	1,060	1,104	762	4,416	606

Income (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	135,064	39,746	37,032	(29,193)	3,499
Income tax expense (benefit)	50,771	15,139	13,861	(9,628)	1,887

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	84,293	24,607	23,171	(19,565)	1,612
Extraordinary items, (loss) gain on debt extinguishment, net of $5,609, $2,424 and ($1,759) income taxes, respectively	(8,847)	(3,682)	2,933	—	—
Cumulative effect of a change in accounting principle, net of $1,360 income taxes	—	(2,065)	—	—	—

Net income (loss)	$75,446	$18,860	$26,104	$(19,565)	$1,612

	Fiscal Year (1)

	2002	2001	2000	1999	1998

	(in thousands)
Cash flows provided by (used in):
Operating activities	$239,329	$105,171	$103,788	$(19,320)	$37,897
Investing activities	(78,005)	(451,008)	(64,940)	(113,824)	(423,675)
Financing activities	(165,556)	345,945	(43,416)	121,501	412,551
Selected Store Data:
Comparable store sales growth (11)	5.5%	6.2%	4.4%	10.3%	7.8%
Number of stores at beginning of year	2,484	1,729	1,617	1,567	814
New stores	110	781	140	102	821
Closed stores(12)	(159)	(26)	(28)	(52)	(68)
Number of stores, end of period	2,435	2,484	1,729	1,617	1,567
Relocated stores	39	18	10	13	8
Stores with commercial delivery program, end of period	1,411	1,370	1,210	1,094	532
Total commercial delivery sales, as a percentage of total retail sales	12.8%	14.1%	14.1%	9.9%	9.0%
Total retail store square footage, end of period (in thousands)	18,108	18,717	13,325	12,476	12,084
Average net retail sales per store(13)	$1,303	$1,346	$1,295	$1,267	$1,270
Average net retail sales per square foot(14)	$174	$175	$168	$164	$172
Balance Sheet and Other Financial Data:
Cash and cash equivalents	$13,885	$18,117	$18,009	$22,577	$34,220
Inventory	$1,048,803	$982,000	$788,914	$749,447	$726,172
Inventory turnover(15)	1.81	1.80	1.81	1.90	1.99
Inventory per store(16)	$429,399	$392,635	$451,281	$456,624	$456,341
Accounts payable to inventory ratio(17)	44.9	43.7	49.2	45.5	50.2
Net working capital	$461,497	$440,473	$322,589	$356,312	$310,833
Capital expenditures(18)	$98,186	$63,695	$70,566	$105,017	$6,790
Total assets	$1,963,851	$1,936,743	$1,349,296	$1,344,952	$1,261,516
Total net debt(19)	$635,216	$877,369	$498,503	$553,572	$421,556
Total stockholder’s equity	$540,464	$368,620	$231,371	$202,528	$221,011

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks.
(2)	Represents restocking and handling fees associated with the return of inventory as a result of our supply chain initiatives.
(3)	Selling, general and administrative expenses exclude certain non-recurring charges discussed in notes (4), (5), (6), (7), (8), (9) and (10) below.
(4)	Represents costs of relocating certain equipment held at facilities closed as a result of our supply chain intitiatives.
(5)	Represents the devaluation of certain property held for sale, including the $1.6 million charge taken in the first quarter of 2001 and a $10.7 million charge taken in the fourth quarter of 2001.
(6)	Represents expenses incurred in the 1998 recapitalization related primarily to non-recurring bonuses paid to certain team members and fees for professional services.
(7)

Represents expenses related primarily to lease costs associated with 31 of our stores closed in overlapping markets in connection with the Western merger and 27 Advance Auto Parts stores identified to be closed at December 29, 2001 as a result of the Discount acquisition.

(8)	Represents certain expenses related to the Western merger and the Discount acquisition.
(9)

Reflects expenses eliminated after the recapitalization that related primarily to compensation and other benefits of our former chairman, who prior to our recapitalization was our principal stockholder.

(10)

Represents non-cash compensation expenses related to stock options granted to certain of our team members, including a non-recurring charge of $8.6 million in the fourth quarter of 2001 related to variable provisions of our stock option plans that were in place when we were a private company and that have since been eliminated.

(11)

Comparable sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks).  Relocations are included in comparable store sales from the original date of opening.  The Parts America stores acquired in the Western merger and subsequently converted to Advance Auto Parts stores are included in the comparable store sales calculation after thirteen complete accounting periods following their physical conversion. The stores acquired in the Carport acquisition are included in the comparable store sales calculation following 13 complete accounting periods after their system conversion to the Advance Auto Parts store system.  Stores acquired in the Discount acquisition are included in the comparable sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001.  We do not include net sales from the 37 Western Auto retail stores in our comparable store calculation as a result of their unique offerings, including specialty merchandise and service.

(12)	Closed stores in 2002 include 133 Discount and Advance stores closed as part of the integration of Discount.
(13)

Average net retail sales per store is calculated as net sales of the retail segment divided by the average of the beginning and ending number of stores for the respective period.  The 1998 amounts were calculated giving effect to the Parts America retail net sales and number of stores for the period from November 1, 1998 through January 2, 1999.  The fiscal 2001 amounts were calculated giving effect to the Discount retail net sales and number of stores for the period from December 2, 2001 through December 29, 2001.

(14)

Average net retail sales per square foot is calculated as net sales of the retail segment divided by the average of the beginning and ending total store square footage for the respective period.  The 1998 amounts were calculated giving effect to the Parts America retail net sales and square footage for the period from November 1, 1998 through January 2, 1999.  The fiscal 2001 amounts were calculated giving effect to the Discount retail net sales and number of stores for the period from December 2, 2001 through December 29, 2001.

(15)

Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories.  The fiscal 2001 amounts were calculated giving effect to the Discount cost of sales and inventory for the period from December 2, 2001 through December 29, 2001.  The fiscal 1998 amounts were calculated giving effect to the Western cost of sales and inventory for the period from November 2, 1998 through January 2, 1999.

(16)	Inventory per store is calculated as ending inventory divided by ending store count. Ending inventory used in this calculation excludes certain inventory related to the wholesale segment.
(17)	Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory.
(18)	Capital expenditures for 2001 exclude $34.1 million for our November 2001 purchase of Discount’s Gallman, Mississippi distribution facility from the lessor in connection with the Discount acquisition.
(19)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Financial Data,” our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our fiscal year ends on the Saturday nearest December 31 of each year. Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Forward Looking Statements” and “Risk Factors” elsewhere in this report.

General

          At December 28, 2002, we had 2,000 stores operating under the “Advance Auto Parts” trade name, in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States.  Additionally, we operated 51 stores under the “Advance Discount Auto Parts” trade name and 347 stores operating under the “Discount Auto Parts” trade name in Florida.  We also had 37 stores operating under the “Western Auto” trade name primarily located in Puerto Rico and the Virgin Islands. We operate in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles).  We are the second largest specialty retailer of automotive parts, accessories and maintenance items to DIY customers in the United States, based on store count and sales. We currently are the largest specialty retailer of automotive products in the majority of the states in which we operate, based on store count.

          Our combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of our retail operations operating under the trade names “Advance Auto Parts”, “Advance Discount Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” primarily in Puerto Rico and the Virgin Islands. Our wholesale segment includes a wholesale distribution network which provides distribution services of automotive parts, accessories and specialty items to approximately 415 independently owned dealer stores in 42 states primarily operating under the “Western Auto” trade name. Our wholesale operations accounted for approximately 2.5% of our net sales for the year ended December 28, 2002.

Acquisitions

          Trak Auto Parts Acquisition.  In July 2002, we announced we had received bankruptcy court approval to acquire certain assets of Trak including the leases on 55 stores in Virginia, Washington, D.C. and Maryland. In September 2002, we agreed to acquire two additional Trak stores.  We believe the Trak acquisition gave us the number one market position, based on store count, in the Washington DC/Baltimore area with 57 stores. The acquisition has been accounted for under the purchase method of accounting and, accordingly, each store’s results of operations has been included in our financial statements from the date each store was transferred to us.  Negative goodwill of $1.7 million, resulting from excess fair value over the purchase price, was allocated proportionately as a reduction to certain noncurrent assets.  As of December 28, 2002, we had taken ownership and converted all 57 stores to the Advance Auto Parts store format, assumed the respective lease obligations and had paid $12.5 million for inventory and fixtures.

          Discount Acquisition. On November 28, 2001, we acquired Discount in a transaction in which Discount’s shareholders received $7.50 per share in cash (or approximately $128.5 million in the aggregate) plus 0.2577 shares of our common stock for each share of Discount common stock. We issued approximately 4.3 million shares of our common stock to the former Discount shareholders, which represented 13.2% of our total shares outstanding immediately following the acquisition. At November 28, 2001, Discount had 671 stores in six states, including the leading market position in Florida, based on store count, with 437 stores. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations for Discount for the periods from December 2, 2001 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. Negative goodwill of $75.7 million, resulting from total excess fair value over the purchase price, was allocated proportionately as a reduction to non-current assets, primarily property and equipment.  During 2002, we reduced negative goodwill by $17.0 million due to purchase accounting adjustments primarily made to adjust the fair market value of certain inventory, equipment, the related deferred income tax effects and to reduce certain severance and relocation liabilities.

          During 2002, we integrated all of the 164 acquired Discount stores located outside the state of Florida and in the Florida panhandle.  This conversion included both a system conversion to our store system and a physical conversion to the “Advance Auto Parts” store format and merchandise offerings.  We also completed the alignment of merchandise offerings in all Discount stores in the state of Florida to our product offerings, physically converted 51 stores and converted approximately half of the Florida stores to our store systems.  The physically converted stores have undergone the complete conversion to the new “Advance Discount Auto Parts” format.  We anticipate completing the store system conversions by the end of 2003. The physical conversion will continue through fiscal 2005.  During the integration, we closed 109 Discount stores in overlapping markets with our existing stores.

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

     Vendor Incentives

          We receive incentives from vendors related to cooperative advertising allowances, volume rebates and other functional discounts. Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Our vendors require us to use certain cooperative advertising allowances exclusively for advertising. We define these allowances as restricted cooperative advertising allowances and recognize them as a reduction to selling, general and administrative expenses as advertising expenditures are incurred. The remaining cooperative advertising allowances not restricted by our vendors, or unrestricted, rebates and other functional incentives are earned based on purchases and/or the sale of the product. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the consolidated balance sheets included in the financial statements in Part IV. Item 15. of this report. We record unrestricted cooperative advertising and volume rebates earned as a reduction of inventory and recognize the incentives as a reduction to cost of sales as the inventory is sold. Short-term incentives are recognized as a reduction to cost of sales over the course of the annual agreement term and are not recorded as reductions to inventory.

          We recognize the other functional discounts earned related to long-term agreements as a reduction to cost of sales over the life of the agreement based on the timing of purchases. These incentives are not recorded as reductions to inventory. The functional amounts earned under long-term arrangements are based on our estimate of total purchases that will be made over the life of the contracts and the amount of incentives that will be earned. The incentives are generally recognized based on the cumulative purchases as a percentage of total estimated purchases over the life of the contract. Our margins could be impacted positively or negatively if actual purchases or results from any one year differ from our estimates but over the life of the contract would be the same.

     Inventory

          Inventory shrink reserves are recorded related to our stores and distribution centers based on our extensive and frequent cycle counting program. Our estimates related to these shrink reserves depend on the effectiveness of the cycle counting programs. We evaluate the effectiveness of these programs on an on-going basis and believe they provide reasonable assurance or the recorded reserves.

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

     Warranties

          Our vendors are primarily responsible for warranty claims.  Merchandise and services sold under warranty, which are not covered by vendors’ warranties, include batteries, tires, road-side assistance and Craftsman products. We record accruals for future warranty claims based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required.  We have recently seen positive trends in the defective rates of our batteries sold, which have offset historically higher trends used to develop our battery warranty accrual.  We believe these positive trends are a result of quality enhancements of our currently offered battery line and better policies and procedures surrounding the testing and defecting of batteries by our store personnel.

     Restructuring and Closed Store Liabilities

          We recognize a provision for future obligations at the time a decision is made to close a store location and includes future minimum lease payments, common area maintenance and taxes. Additionally, we make certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the accrual. These assumptions are based on our knowledge of the market and the relevant experience. However, the inability to enter into the subleases or obtain buyouts due to a change in the economy or prevailing real estate markets for these properties within the estimated timeframe may result in increases or decreases to these reserves.

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

Components of Statement of Operations

Net Sales

          Net sales consist primarily of comparable store sales, new store net sales, service net sales, net sales to the wholesale dealer network and finance charges on installment sales. Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. The stores acquired in the Carport acquisition are included in the comparable store sales calculation following 13 complete accounting periods after their system conversion to the Advance Auto Parts store system.  Stores acquired in the Discount acquisition were included in the comparable store sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001.  We do not include net sales from the 37 Western Auto retail stores in our comparable store sales calculation as a result of their unique product offerings, including specialty merchandise and service.

Cost of Sales

          Our cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs of our Western Auto stores. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. We seek to avoid fluctuation in merchandise costs and instability of supply by entering into long-term purchasing agreements with vendors when we believe it is advantageous.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses are comprised of store payroll, store occupancy (including rent), net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate team members, administrative office expenses, data processing, professional expenses and other related expenses. We lease a significant portion of our stores.

Results of Operations

          The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended

	December 28, 2002	December 29, 2001	December 30, 2000

Net sales	100.0%	100.0%	100.0%
Cost of sales(1)	56.0	57.2	60.8
Expenses associated with supply chain initiatives	—	0.4	—

Gross profit	44.0	42.4	39.2
Selling, general and administrative expenses(1)	36.8	37.6	35.0
Expense associated with supply chain initiatives	—	0.1	—
Impairment of assets held for sale	—	0.5	0.0
Expenses associated with merger and integration	1.1	0.0	—
Expenses associated with merger related restructuring	0.0	0.2	—
Non-cash stock option compensation expense	—	0.5	0.1

Operating income	6.1	3.5	4.1
Interest expense	2.0	2.0	2.5
Expense associated with secondary offering	0.0	—	—
Other income, net	0.0	0.1	0.0
Income tax expense	1.5	0.6	0.6

Income before extraordinary item and cumulative effect of a change in accounting principle	2.6	1.0	1.0
Extraordinary item, (loss) gain on debt extinguishment, net of income taxes	(0.3)	(0.1)	0.1
Cumulative effect of change in accounting principle, net of income taxes	—	(0.1)	—

Net income	2.3%	0.8%	1.1%

(1)

Cost of sales and selling, general and administrative expenses presented for fiscal 2000 do not reflect the change in accounting principle related to cooperative advertising funds made in fiscal 2001.  This change resulted in lower cost of sales with corresponding increases in selling, general and administrative expenses.

     Fiscal 2002 Compared to Fiscal 2001

          Net sales for 2002 were $3,287.9 million, an increase of $770.2 million, or 30.6%, over net sales for 2001. Net sales for the retail segment increased $784.4 million, or 32.4%, to $3,204.1. The net sales increase for the retail segment was due to an increase in comparable store sales of 5.5%, a full year’s contribution of sales from stores acquired in the Discount acquisition and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores. Net sales for the wholesale segment decreased $14.2 million due to a decline in the number of dealer stores we serviced and lower average sales to each dealer.

          During 2002, we opened 110 new stores (including the 57 stores from the Trak acquisition), relocated 39 stores and closed 159 stores (133 of which were related to the Discount acquisition), bringing the total number of retail stores to 2,435.  As of December 28, 2002, we had 1,411 stores participating in our commercial delivery program, as a result of adding 41 net programs during 2002.  Additionally, as of December 28, 2002, we supplied approximately 415 independent dealers through the wholesale dealer network.

          Gross profit for 2002 was $1,448.0 million, or 44.0% of net sales, as compared to $1,066.9 million, or 42.4% of net sales, in 2001.   The increase in gross profit as a percentage of sales is reflective of more favorable merchandise costs realized in fiscal 2002.   Additionally, this increase represents our ability to leverage logistics costs primarily driven by a review of our logistics operations, which occurred in connection with our supply chain initiatives. We began these initiatives during the fourth quarter of fiscal 2001, in which we recorded a $9.1 million non-recurring charge for restocking and handling fees associated with the return of inventory under these initiatives.  The gross profit for the retail segment was $1,434.4 million, or 44.8% of net sales, for 2002, as compared to $1,052.9 million, or 43.5% of net sales, for 2001. The gross profit for the retail segment included the non-recurring charge of $9.1 million for the fiscal year ended December 29, 2001.

          Selling, general and administrative expenses, increased to $1,245.8 million, or 37.9% of net sales for 2002, from $977.8 million, or 38.8% of net sales for 2001. Selling, general and administrative expenses include merger and integration expenses related to the integration of Discount of $35.5 million, or 1.1% or sales, and $4.9 million, or 0.2% of sales, for 2002 and 2001, respectively.  These integration expenses are related to, among other things, merger related restructuring, overlapping administrative functions and store conversion expenses.  The merger related restructuring charges primarily relate to lease costs associated with closed Advance Auto Parts stores in overlapping markets as a result of the Discount acquisition.  Additionally, there are certain non-recurring expenses totaling $20.7 million, or 0.8% of sales, in 2001 as detailed in the fiscal 2001 compared to fiscal 2000 section of this discussion. Excluding the effects of the above merger and integration and non-recurring expenses, the decrease in selling, general and administrative expenses as a percentage of sales reflects an approximate 24 basis point reduction related to our ability to leverage our store payroll expenses against a higher sales base, and an approximate 57 basis point reduction from lower rent expense as a result of owning a higher percentage of stores after the Discount acquisition.

          Interest expense for 2002 was $66.4 million, or 2.0% of net sales, as compared to $50.5 million, or 2.0% of net sales, in 2001. Interest expense frelects the overall increase in average borrowings offset by more favorable interest rates during 2002 as compared to 2001.  This increase in borrowings is a result of the additional debt incurred in conjunction with the Discount acquisition.

          Income tax expense for 2002 was $50.8 million, as compared to $15.1 million for 2001.  Our effective income tax rate decreased to 37.1% for 2002, as compared to 38.1% for 2001. The decrease was primarily due to increases in pre-tax income, which reduced the impact of certain permanent differences on the effective rate.

          During 2002, we recorded $8.8 million in a loss on extinguishment of debt, net of tax.  This loss reflects the write-off of the ratable portion of the deferred loan costs associated with our partial repayment of our Tranche A and Tranche B term loans and expenses associated with the refinancing of the remaining portion of our Tranche B term loans.  Additionally, this loss includes the write-off of the ratable portion of deferred loan costs and premiums paid associated with the partial repurchase and retirement of our outstanding senior subordinated notes.

          We recorded net income of $75.4 million for 2002, as compared to $18.9 million for 2001.  As a percentage of sales, net income for 2002 was 2.3%, as compared to 0.8% for 2001.  The effect of the above merger and integration, non-recurring items and extraordinary item on net income is $32.1 million for 2002 and $26.7 million for 2001.

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

          During 2001, we opened 110 new stores (including the 30 net stores from the Carport acquisition in April 2001), relocated 18 stores and closed 24 stores. Additionally, we acquired 671 stores in the Discount acquisition in November 2001 and closed two of these stores in December 2001, bringing the total number of stores to 2,484. We increased the number of our stores participating in our commercial delivery program to 1,370, primarily as a result of adding 167 Discount stores with existing commercial delivery programs. Additionally, as of December 29, 2001, we supplied approximately 470 independent dealers through the wholesale dealer network.

          Gross profit for 2001 was $1,066.9 million, or 42.4% of net sales, as compared to $895.9 million, or 39.2% of net sales, in 2000. The change in accounting principle accounted for approximately 220 basis points of the increase with the remaining increase attributable to positive shifts in product mix. The fiscal 2001 $8.3 million net gain recorded as a reduction to cost of sales during the first quarter of 2001, as a result of a vendor contract settlement, was equally offset by higher cost of sales during the last three quarters of 2001 as a result of the new supplier contract. Additionally, 2001 gross profit included a non-recurring charge of $9.1 million, or 0.4% of sales, related to restocking and handling fees associated with the return of inventory as a result of supply chain initiatives.  The gross profit for the retail segment was $1,052.9 million, or 43.5% of net sales, for 2001, as compared to $881.0 million, or 40.7% of net sales, in 2000.

          Selling, general and administrative expenses increased to $977.8 million, or 38.8% of net sales for 2001, from $801.5 million, or 35.0% of net sales for 2000. Included in selling, general and administrative expenses are certain merger and integration expenses related to the integration of Discount of  $4.9 million for 2001.  These integration expenses are related to, among other things, overlapping administrative functions and store conversions that have been expensed as incurred.  The merger related restructuring charges primarily relate to lease costs associated with Advance Auto Parts stores in overlapping markets closed as a result of the Discount acquisition.  Additionally, there are certain non-recurring expenses in 2001 as follows:

•	$1.4 million represents costs of relocating certain equipment held at facilities closed as a result of our supply chain initiatives
•	$10.7 million represented the devaluation of property held for sale
•	$8.6 million was related to stock option compensation charges resulting from the elimination of variable provisions in certain of our stock option plans

Excluding the effects of the above merger and integration and non-recurring expenses, with the remaining increase consisted of 220 basis points related to the change in accounting principle, 55 basis points related to our increased investment in store staffing and retention initiatives, which were put in place in the third quarter of 2000, and 20 basis points related to higher insurance costs due to adverse changes in the insurance market.

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

          We recorded net income of $18.9 million for 2001, as compared to net income of $26.1 million for 2000.  As a percentage of sales, net income for fiscal 2001 was 0.8% as compared to 1.1% for 2000.

Quarterly Financial Results (unaudited) (in thousands)

	16-Weeks Ended 4/21/01	12-Weeks Ended 7/14/01	12-Weeks Ended 10/6/01	12-Weeks Ended 12/29/01	16-Weeks Ended 4/20/02	12-Weeks Ended 7/13/02	12-Weeks Ended 10/5/02	12-Weeks Ended 12/28/02

Net sales	$729,359	$607,478	$598,793	$582,009	$1,004,087	$792,717	$788,662	$702,417
Gross profit	311,450	257,228	256,734	241,515	436,508	349,014	349,662	312,810
Incmone (loss) before extraordinary items and cumulative effect of a change in accounting principle	6,077	15,830	16,935	(14,235)	15,371	25,497	31,242	12,183
Extraordinary items, loss on debt extinguishment, net of $2,424, $491, $4,101, $187, and $830 income taxes, respectively	—	—	—	(3,682)	(775)	(6,468)	(295)	(1,309)
Cumulative effect of a change in accounting principle, net of $1,360 income taxes	—	—	—	(2,065)	—	—	—	—

Net income (loss)	$6,077	$15,830	$16,935	$(19,982)	$14,596	$19,029	$30,947	$10,874

Liquidity and Capital Resources

          At December 28, 2002, we had outstanding indebtedness consisting of $87.8 million of senior discount debentures, $314.9 million of senior subordinated notes and borrowings of $331.1 million under our senior credit facility.  Additionally, we had borrowed $1.7 million under our revolving credit facility and had $17.1 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $141.2 million.

          Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our strategic acquisitions. We have financed our growth through a combination of cash generated from operations, borrowings under the credit facility and issuances of Advance Auto equity.

          Our new stores, if leased, require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $150,000 per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store team members, average approximately $25,000 per store and are expensed when incurred.

          Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We opened 110 new stores during each of 2002 and 2001 (including stores acquired in the Trak and Carport acquisitions, but excluding stores acquired in the Discount acquisition).  In addition, we anticipate adding approximately 125 new stores during 2003 through new store openings and selective acquisitions.

          Historically, we have negotiated extended payment terms from suppliers that help finance this inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We anticipate that inventory levels will continue to increase primarily as a result of new store openings.

          Our capital expenditures were $98.2 million in 2002 (excluding consideration paid in the Trak acquisition). These amounts related to the new store openings, the upgrade of our information systems (including our new point-of-sale and electronic parts catalog system) and remodels and relocations of existing stores, including our conversion of Discount stores. In 2003, we anticipate that our capital expenditures will be approximately $95.0 million, of which approximately $12.0 million will involve the continued conversion of stores associated with the Discount acquisition.

          As part of normal operations, we continually monitor store performance, which results in our closing or relocating certain store locations that do not meet profitability objectives.  During 2002, we closed or relocated 11 of the 12 stores identified in 2001 as not meeting profitability objectives and decided to close or relocate 57 additional stores that did not meet profitability objectives, 36 of which were closed or relocated at December 28, 2002.  In addition, as part of our integration of Discount, we have closed 133 Advance Auto Parts and Discount stores that were in overlapping markets.

          Our recent acquisitions have resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. In addition, we assumed certain restructuring and deferred compensation liabilities previously recorded by Western and Discount. At December 28, 2002, the restructuring reserves had a remaining balance of $13.2 million, of which $6.0 million is recorded as a current liability.  Additionally, at December 28, 2002, the total liability for the deferred compensation plans was  $3.9 million, of which $1.6 million is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western team members, which can be changed upon 12 months’ notice.  These reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect our consolidated statement of operations.

          We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan.  At December 28, 2002, our accrued benefit cost related to this plan was $19.1 million.  The plan has no assets and is funded on a cash basis as benefits are paid/incurred.  The discount rate that we utilize for determining our postretirement benefit obligation is actuarily determined.  The discount rate utilized at December 28, 2002 and December 29, 2001 was 6.75% and 7.50%, respectively.  We reserve the right to change or terminate the benefits or contributions at any time.  We also continue to evaluate ways in which we can better manage these benefits and control costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.  Effective December 2002, we amended our plan to only include benefits for team members who are eligible at January 1, 2005.  This negative plan amendment resulted in a curtailment gain of $2.9 million which will be amortized over 12 years to offset corresponding increases in health care cost trends.

          We expect that funds provided from operations and available borrowings of approximately $141.2 million under our revolving credit facility at December 28, 2002, will provide sufficient funds to operate our business, make expected capital expenditures of approximately $95.0 million in 2003, finance our restructuring activities and fund future debt service on our senior subordinated notes, Advance Auto’s senior discount debentures and our credit facility over the next 12 months. We recently announced our intention to redeem a majority of our currently outstanding senior subordinated notes and Advance Auto’s senior discount debentures on April 15, 2003.  The capital requirements to complete this retirement will be funded by incremental borrowings of $350 million under our amended senior credit facility and cash flow from operations during our first quarter of fiscal 2003. In connection with the redemption and incremental borrowings, we expect to pay cash call premiums and refinancing expenses of approximately $27 million and unamortized discounts of approximately $10 million.

          For 2002, net cash provided by operating activities was $239.3 million.  Of this amount, $75.4 million was provided by net income and $6.7 million was provided as a result of a net decrease in working capital and other long-term assets and liabilities.  Significant non-cash items added back for operating cash purposes include depreciation and amortization of $94.1 million, amortization of bond discounts and deferred debt issuance costs of $4.8 million and provision for deferred income taxes of $58.3 million.  Net cash used for investing activities was $78.0 million and was comprised primarily of capital expenditures.  Net cash used in financing activities was $165.6 million and was comprised primarily of $214.2 million in net payments on the credit facility and payments to repurchase and retire outstanding bonds and a decrease in bank overdrafts of $33.7 million, all offset by $90.0 million in net proceeds from our equity offering in March 2002. Additionally, in November 2002, we repurchased the entire $10 million of indebtedness under the industrial development revenue bonds.

          In 2001, net cash provided by operating activities was $105.2 million. This amount consisted of an $18.9 million in net income, depreciation and amortization of $71.2 million, amortization of deferred debt issuance costs and bond discount of $3.3 million, impairment of assets held for sale of $12.3 million, amortization of stock option compensation of $11.7 million and an increase of $12.2 million of net working capital and other operating activities. Net cash used for investing activities was $451.0 million and was comprised primarily of capital expenditures of $63.7 million and cash consideration of $390.0 million in the Discount and Carport mergers. Net cash provided by financing activities was $345.9 million and was comprised primarily of net borrowings and issuance of equity.

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

          Our future contractual obligations related to long-term debt and operating leases at December 28, 2002 were as follows:

Contractual Obligations at December 28, 2002	Total	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter

Long-term debt(1)	$658,603	$10,690	$27,033	$29,869	$31,569	$233,627	$325,815
Operating leases	$944,440	$152,241	$138,686	$118,619	$99,984	$85,714	$349,196

(1)	Long-term debt includes the fully accreted senior subordinated notes.

Long Term Debt

          Senior Credit Facility.    In July 2002, we amended and restated our senior credit facility to take advantage of lower prevailing interest rates and more favorable terms.  In connection with the amendment and the restatement, we paid a portion of our tranche A and tranche B term loans and refinanced our tranche B term loans with a tranche C term loan facility. Our credit facility, as amended and restated in July 2002, consists of (1) a tranche A term loan facility with a balance of approximately $83.0 million at December 28, 2002 and a tranche C term loan facility with a balance of approximately $248.1 million at December 28, 2002, and (2) a $160 million revolving credit facility (including a letter of credit subfacility) (of which $141.2 million was available at December 28, 2002). The credit facility is jointly and severally guaranteed by all of our domestic subsidiaries (including Discount and its subsidiaries) and is secured by all of our assets and the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries).

          The tranche A term loan facility matures on November 30, 2006 and currently provides for amortization of $1.4 million on May 31, 2003, $7.2 million on November 30, 2003, $11.4 million in May and November 2004 and $12.9 million each May and November in 2005 and 2006 through maturity on November 30, 2006.  The tranche C term loan facility matures on November 30, 2007 and amortizes in semi-annual installments of $2.1 million for four years commencing on November 30, 2003, with a final payment of $231.6 million due in November 2007. The revolving credit facility matures on November 30, 2006.

          In March 2003, we amended and restated our senior credit facility to add incremental facilities of $350 million in the form of a tranche A-1 term loan facility of $75 million and a tranche C-1 term loan facility of $275 million. The tranche A-1 term loan facility matures on November 30, 2006 and currently provides for amortization of $1.3 million on May 31, 2003, $6.5 million on November 30, 2003, $10.4 million in May and November 2004 and $11.6 million each May and November in 2005 and 2006 through maturity on November 30, 2006.  The tranche C-1 term loan facility matures on November 30, 2007 and amortizes in semiannual installments of $2.3 million for the four years commencing on November 30, 2003, with a final payment of $256.6 million due in November 2007.  The amendment also modifies certain financial covenants and the existing pricing grid. The incremental facilities will be used to redeem all of our currently outstanding senior subordinated notes and Advance Auto’s senior discount debentures.

          The interest rates on the tranche A and A-1 term loan facilities, the revolving credit facility and the tranche C and C-1 term loan facilities are based, at our option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin.  Under our senior credit facility as amended in March 2003, until our delivery of our financial statements for our third fiscal quarter ending on October 4, 2003, the initial margins for the tranche A and A-1 term loan facilities, the tranche C and C-1 term loan facilities and the revolving facility are 2.75% and 1.75% per annum for the adjusted LIBOR rate and alternate base rate borrowings, respectively.  The margins subsequent to such date will be determined by a pricing grid based on our leverage ratio at that time.  If our leverage ratio reduces to greater than or equal to 1.50 to 1.00 and less than 2.00 to 1.00, the margin applicable to each of the facilities will step down to a LIBOR spread of 2.50% per annum and down to 2.25% per annum if we achieve a leverage ratio of less than 1.50 to 1.00.

          A commitment fee of 0.500% per annum is charged on the unused portion of the revolving credit facility, payable quarterly in arrears. The commitment fee applicable to the revolving credit facility will be reduced to 0.375% per annum at such time after delivering our third quarter financial statements to the banks’ administrative agent if our leverage ratio reduces to less than 2.00 to 1.00. Borrowings under the credit facility are required to be prepaid, subject to certain exceptions, in certain circumstances.

          The credit facility contains covenants restricting our ability and the ability of our subsidiaries to, among others things, (i) pay cash dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions, (iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to subsidiaries, (x) change the nature of the business conducted by us and our subsidiaries, (xi) change our passive holding company status and (xii) amend existing debt agreements or our certificate of incorporation, by-laws or other organizational documents. We are also required to comply with financial covenants in the credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a ratio of current assets to funded senior debt. We were in compliance with the above covenants under the credit facility at December 28, 2002.

          Senior Subordinated Notes.  On October 31, 2001, in connection with the Discount acquisition, we sold an additional $200.0 million in senior subordinated notes at an issue price of 92.802%, yielding gross proceeds of approximately $185.6 million, the accreted value of which was $163.5 million at December 28, 2002. These senior subordinated notes were in addition to the $200.0 million face amount of existing senior subordinated notes that we issued in connection with the recapitalization in April 1998, of which $151.5 million was outstanding at December 28, 2002. All of the notes mature on April 15, 2008 and bear interest at 10.25%, payable semi-annually on April 15 and October 15. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of our existing and future restricted subsidiaries that guarantees any indebtedness of us or any restricted subsidiary. The notes are redeemable at our option, in whole or in part, at any time on or after April 15, 2003, in cash at certain redemption prices plus accrued and unpaid interest and liquidating damages, if any, at the redemption date. The indentures governing the notes also contain certain covenants that limit, among other things, our and our subsidiaries’ ability to incur additional indebtedness and issue preferred stock, pay dividends or make certain other distributions, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries, redeem subordinated debt, sell assets, enter into any agreements that restrict dividends from restricted subsidiaries and enter into certain mergers or consolidations.

          Redemption of Indebtedness.  On March 14, 2003, we called for redemption on April 15, 2003 all of our senior subordinated notes and senior discount debentures.  These redemptions will be funded with borrowings under our amended senior credit facility and cash on hand.

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

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 141 addresses accounting and reporting for all business combinations and requires the use of the purchase method for business combinations. SFAS No. 141 also requires recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. Under

SFAS No. 142, goodwill and intangibles with indefinite useful lives are no longer amortized but are instead subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for existing goodwill and intangible assets beginning as of December 31, 2001. SFAS No. 142 is effective immediately for goodwill and intangibles acquired after June 30, 2001. For fiscal year 2001, we had amortization expense of approximately $444 related to existing goodwill of $3,251 at December 29, 2001. Such amortization has been eliminated upon adoption of SFAS No. 142. We implemented SFAS No. 142 during the first quarter of 2002. The implementation had no material impact on our financial position or the results of our operations.

          In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and is effective for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material impact on our financial position or results of operations.

          In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement replaces both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board, or APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and  Transactions.” SFAS No. 144 retains the basic provisions from both SFAS No. 121 and APB No. 30 but includes changes to improve financial reporting and comparability among entities. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 during the first quarter of fiscal 2002 with no material impact on our financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003. For 2002, we recorded an extraordinary loss on the extinguishment of debt, net of tax, of $8.8 million.  Accordingly, reclassifications of this loss to income from continuing operations will be made throughout fiscal 2003 to maintain comparability for the reported periods.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. We do not expect adopting this statement will have a material impact on our financial position or results of operations.

          In September 2002 (as subsequently updated in November), the FASB released EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.”  This EITF addresses how a reseller should account for consideration received from a vendor since EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” only addresses the accounting treatment from the vendor’s perspective.   The consensus is that cash received from a vendor is presumed to be a reduction of the vendor’s products or services and should, therefore, be characterized as a reduction in the cost of sales when recognized in the customer’s income statement, unless a reimbursement of costs is incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer’s income statement.  Additionally, any rebate or refund should also be recognized as a reduction of the cost of sales based on a systematic and rational allocation.  The release is effective for fiscal periods beginning after December 15, 2002.  We believe our current accounting policy for vendor incentives meets the requirements of this EITF and therefore do not expect adopting this release will have a material impact on our financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”  This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members.  This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements.  This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method.  If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based team member compensation.  We are currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. We have no guarantees of third party indebtedness and do not believe the adoption of these new rules will have a material impact on our financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have interests in variable interest entities and do not believe the adoption of Interpretation No. 46 will have a material impact on our financial position or results of operations.

Risk Factors

Risks Relating to Our Business

We will not be able to expand our business if our growth strategy is not successful.

          We have increased our store count significantly from 1,567 stores at the end of 1998 to 2,435 stores at December 28, 2002. We intend to continue to expand our base of stores as part of our growth strategy, primarily by opening new stores. There can be no assurance that this strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things, our ability to manage the expansion and hire, train and retain qualified sales associates, the availability of potential store locations in highly visible, well-trafficked areas and the negotiation of acceptable lease terms for new locations. There can be no assurance that we will be able to open and operate new stores on a timely or profitable basis or that opening new stores in markets we already serve will not harm existing store profitability or comparable store sales. The newly opened and existing stores’ profitability will depend on our ability to properly merchandise, market and price the products required in their respective markets.

          Furthermore, we may acquire or try to acquire stores or businesses from, make investments in, or enter into strategic alliances with, companies that have stores or distribution networks in our current markets or in areas into which we intend to expand our presence. Any future acquisitions, investments, strategic alliances or related efforts will be accompanied by risks, including:

•	the difficulty of identifying appropriate acquisition candidates;
•	the difficulty of assimilating and integrating the operations of the respective entities;
•	the potential disruption to our ongoing business and diversion of our management’s attention;
•	the inability to maintain uniform standards, controls, procedures and policies; and
•	the impairment of relationships with team members and customers as a result of changes in management.

          We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with these acquisitions, investments, strategic alliances or related efforts.

We may not be able to successfully implement our business strategy, including increasing comparable store sales, enhancing our margins and increasing our return on capital, which could adversely affect our business, financial condition and results of operations.

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

          Successful implementation of our growth strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. These include adverse changes in:

•	general economic conditions and conditions in local markets, which could reduce our sales;
•	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices or increase spending;
•	the automotive aftermarket parts manufacturing industry, such as consolidation, which may disrupt or sever one or more of our vendor relationships;
•	our ability to anticipate and meet changes in consumer preferences for automotive products, accessories and services in a timely manner; and
•	our continued ability to hire and retain qualified personnel, which depends in part on the types of recruiting, training and benefit programs we adopt.

Disruptions in our relationships with vendors or in our vendors’ operations could increase our cost of goods sold.

          Our business depends on developing and maintaining close relationships with our vendors and upon the vendors’ ability or willingness to sell quality products to us at favorable prices and other terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, the trend towards consolidation among automotive parts suppliers may disrupt or sever our relationship with some vendors, and could lead to less competition and, consequently, higher prices.

If demand for products sold by our stores slows, our business, financial condition and results of operations will suffer.

          Demand for products sold by our stores depends on many factors and may slow for a number of reasons, including:

•	the weather, as vehicle maintenance may be deferred during periods of inclement weather; and
•

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

We may not be able to successfully complete the integration of Discount, which could adversely affect our business, financial condition and results of operations.

          We acquired Discount to capitalize on its leading market position in Florida, to increase our store base in our Southeastern markets and to create the opportunity for potential cost savings through operational synergies. Achieving the expected benefits of the Discount acquisition will depend in large part on integrating Discount’s operations and personnel in a timely and efficient manner. Some of the difficulties we will have to overcome include:

•	successfully converting Discount’s operations in the state of Florida to our information and accounting systems;
•	integrating our distribution operations with Discount’s distribution operations; and
•	succcessfully completing the format and signage conversion of Discount stores to “Advance Discount Auto Parts” stores in the Florida market.
•	transitioning customer awareness and loyalty to new store formats and merchandising strategy.

          If we cannot successfully complete the integration of Discount, our ability to manage Discount’s business effectively and profitably could suffer. In addition, key team members may leave and customer service standards could deteriorate. Moreover, the integration process itself may be disruptive to our business and Discount’s business as it will divert the attention of management from its normal operational responsibilities and duties. Our failure to successfully complete the integration of Discount could harm our business, financial condition and results of operations.

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

          We currently have a significant amount of debt. At December 28, 2002, we had total debt of approximately $647.7 million. Our high level of debt could have important consequences to you. For example, it could:

•	impair our ability to implement our growth strategy;
•	impair our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions or other purposes in the future;
•	place us at a disadvantage compared to competitors that have less debt;
•	restrict our ability to adjust rapidly to changing market conditions;
•	increase our vulnerability to adverse economic, industry and business conditions; or
•	cause our interest expense to increase if interest rates in general were to increase because a portion of our indebtedness bears interest at a floating rate.

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

          We will need a significant amount of cash to service our debt. Our ability to generate cash depends on our successful financial and operating performance. We cannot assure you that we will generate sufficient cash flow from operations or that we will be able to obtain sufficient funding to satisfy all of our obligations. Our financial and operational performance also depends upon a number of other factors, many of which are beyond our control. These factors include:

•	economic and competitive conditions in the automotive aftermarket industry; and
•	operating difficulties, operating costs or pricing pressures we may experience.

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

          The terms of our amended senior credit facility and the indentures for our senior subordinated notes impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

•	incurring or guaranteeing additional indebtedness;
•	paying dividends or making distributions or certain other restricted payments;
•	making capital expenditures and other investments;
•	creating liens on our assets;
•	issuing or selling capital stock of our subsidiaries;
•	transferring or selling assets currently held by us;
•	repurchasing stock and certain indebtedness;
•	engaging in transactions with affiliates;
•	entering into any agreements that restrict dividends from our subsidiaries; and
•	engaging in mergers or consolidations.

          The failure to comply with any of these covenants would cause a default under our indentures and other debt agreements. Furthermore, our senior credit facility contains certain financial covenants, including establishing a maximum leverage ratio and requiring us to maintain a minimum interest coverage ratio and a funded senior debt to current assets ratio, which, if not maintained by us, will cause us to be in default under our senior credit facility. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may not be on terms that are acceptable to us.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risks.

          We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes. Our variable rate debt relates to borrowings under the senior credit facility and the industrial revenue bonds. Our variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

          Our future exposure to interest rate risk decreased during 2002 due to decreased interest rates and reduced variable rate debt. Additionally, during 2002, we entered into a hedge agreement in the form of a zero-cost collar, which will protect against interest rate fluctuations in the LIBOR rate on $150 million of our variable rate debt. The collar consists of an interest rate ceiling of 4.5% and an interest rate floor of 1.56% for a term of twenty-four months. Under this hedge agreement, we continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but are reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Accordingly, we are required to pay the financial institution that originated the collar if the LIBOR rate is less than the 1.56% floor.

          In March 2003 and in conjunction with the restatement and amending of our senior credit facility, we entered into two interest rate swap agreements on an aggregate of $125 million of our variable rate debt. The first swap allows us to fix our LIBOR rate at 2.269% thereby limiting our cash flow risk on $75 million of debt for a term of 36 months. The remaining swap allows us to fix our LIBOR rate at 1.79% limiting our cash flow risk on an additional $50 million of debt for a term of 24 months.

          The table below presents principal cash flows and related weighted average interest rates on long-term debt we had outstanding at December 28, 2002, by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at December 28, 2002. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Market Value

	(dollars in thousands )
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,815	$325,815	$343,735
Weighted average interest rate	—	—	—	—	—	10.3%	10.3%
Variable rate	$10,690	$27,033	$29,869	$31,569	$233,627	$—	$332,788	$332,788
Weighted average interest rate	3.8%	4.7%	6.0%	6.7%	7.2%	—	5.3%

Item 8.	Financial Statements and Supplementary Data.

          See financial statements included in “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Item 9.	Changes in and Disagre ements with Accountants on Accounting and Financial Disclosure.

          On April 3, 2002, based on the recommendations of our audit committee, we dismissed Arthur Andersen LLP and selected Deloitte & Touche LLP as our independent public accountants for 2002.  For additional information regarding the dismissal, refer to our current report on Form 8-K dated April 5, 2002 (as amended by the Form 8-K/A filed on April 16, 2002).

PART III

Item 10.	Directors and Executive Officers of the Regis trant.

          The following table provides information about our executive officers and directors at March 19, 2003.  Each person held the same position or positions with Advance and Advance Auto at March 19, 2003.

Name	Age	Position

Lawrence P. Castellani	57	Chief Executive Officer and Chairman of the Board
Jimmie L. Wade	48	President and Chief Financial Officer
David R. Reid	40	Executive Vice President and Chief Operating Officer
Paul W. Klasing	43	Executive Vice President, Merchandising and Marketing
Eric M. Margolin	49	Senior Vice President, General Counsel and Secretary
Jeffrey T. Gray	38	Senior Vice President, Controller, Assistant Secretary
Rober E. Hedrick	55	Senior Vice President, Human Resources
S. Lynn Stevens	54	Senior Vice President and Chief Information Officer
Mark J. Doran(1)	39	Director
Peter J. Fontaine(1)	49	Director
Stephen M. Peck(1)	68	Director
Gilbert T. Ray(2)	58	Director
John M. Roth(2)(3)	44	Lead Director
William L. Salter(3)	59	Director
Francesca Spinelli, Ph.D.(3)	49	Director
Ronald P. Spogli	54	Director

(1)	Member of audit committee.
(2)	Member of nominating and corporate governance committee.
(3)	Member of compensation committee.

          Mr. Castellani, Chief Executive Officer and Chairman of the Board, joined us in February 2000.  Mr. Castellani served as our Chairman since February 2003.  Prior to joining us, Mr. Castellani served as President and Chief Executive Officer of Ahold Support Services in Latin America (a division of Royal Ahold, a supermarket company) from February 1998 to February 2000, as Executive Vice President of Ahold USA through 1997, and as President and Chief Executive Officer of Tops Friendly Markets form 1991 through the end of 1996.

          Mr. Wade, President and Chief Financial Officer, joined us in February 1994.  Mr. Wade was nemed President in October 1999 and Chief Financial Officer in March 2000.  Mr. Wade also served as our Secretary from March 2000 until March 2001.  From 1987 to 1993, Mr. Wade was Vice President, Finance and Operations, for S.H. Heironimus, a regional department store company, and form 1979 to  1987, he was Vice President of Finance for American Motor Inns, a hotel company.  Mr. Wade is a certified public accountant.

          Mr. Reid, Executive Vice President and Chief Operating Officer, joined us in October 1984 and has held his current position since October 1999.  From August 1999 to August 2000, Mr. Reid served as the Chief Executive Officer of Western Auto Supply Company.  Immediately prior to assuming this position, Mr. Reid was our Senior Vice President with responsibility for real estate and store support.  Mr. Reid has been a Vice President, Store Support and has also served in various training and store operations positions as Store, Regional and Division Manager.

          Mr. Klasing, Executive Vice President, Merchandising and Marketing, joined the us in April 1995 and has held his current position since October 1999.  From July 1997 to October 1999, Mr. Klasing served as our Senior Vice President, Purchasing.  From April 1995 to July 1997, Mr. Klasing held various other positions with us.

          Mr. Margolin, Senior Vice President, General Counsel & Secretary, joined us in April 2001.  From 1993 to June 2000, Mr. Margolin was Vice President, General Counsel and Secretary of Tire Kingdom, Inc., now TBC Corporation, a retailer of tires and provider of automotive services.  From 1985 to 1993, Mr. Margolin served as the general counsel for several companies in the apparel manufacturing and retail field.

          Mr. Gray, Senior Vice President, Controller and Assistant Secretary, joined us in March 1994 and has held his current position since April 2000.  From March 1994 to March 2000, Mr. Gray held several positions with us, most recently as Vice President of Inventory Management.  From 1993 to 1994, Mr. Gray served as controller of Hollins University, and from 1987 to 1993, Mr. Gray was employed by KPMG LLP, a public accounting firm.  Mr. Gray is a certified public accountant.

          Mr. Hedrick, Senior Vice President, Human Resources, joined us in May 2001.  Mr. Hedrick was previously Vice President, Human Resources for Foodbrands America from January 1997 to April 2001, and before that held various positions in human resources over a 20 year period with Sara Lee Corporation, a producer, marketer and distributor of frozen and refrigerated processed food.

          Ms. Stevens, Senior Vice President and Chief Information Officer, joined us in July 1979 and has held her current position since July 1997.  From 1979 until June 1997, Ms. Stevens held several positions with us, most recently as Vice President of Systems Development.

          Mr. Doran, Director, became a member of our board of directors in April 1998.  Mr. Doran joined Freeman Spogli & Co. in 1988 and became a principal in January 1998.  Mr. Doran is also a director of Century Maintenance Supply, Inc.

          Mr. Fontaine, Director, became a member of our board of directors upon consummation of our acquisition of Discount Auto Parts, Inc., or Discount, in November 2001.  Mr. Fontaine was with Discount since 1975.  Mr. Fontaine was elected Secretary and Treasurer of Discount in 1979, Executive Vice President—Operations in 1992, Chief Operating Officer in 1993 and President, Chief Executive Officer and Chairman of the Board in July 1994.  Mr. Fontaine stepped down from his position as President of Discount effective February 1, 1997, and resigned his position as Chairman of the Board in November 2001 and Chief Executive Officer in January 2002.

          Mr. Peck, Director, became a member of our board of directors in January 2002.  Since April 1989, Mr. Peck has been a general partner of Wilderness Partners, L.P., a private partnership.  Mr. Peck also has been a general partner of the Torrey Funds, LLC since November 2001.  Mr. Peck serves on the Board of Trustees and the Executive Committee of Mount Sinai/NYU Health, Mount Sinai Hospital and Mount Sinai School of Medicine.  Mr. Peck also serves as a member of the board of directors of Fresenius Medical Care, Canarc Resource Corp., Boston Life Sciences, Inc. and The Jewish Theological Seminary.

          Mr. Ray, Director, became a member of our board of directors in December 2002.  Mr. Ray was a partner of the law firm of O’Melveny & Myers LLP until his retirement in 2000.  He practiced corporate law for almost three decades, and has extensive experience with corporate and tax exempt transactions, as well as international finance.  Mr. Ray is a member of the boards of Watson Wyatt & Company Holdings, HMS Host Company, Automobile Club of Southern California, and Sierra Monolithics, Ins.  Mr. Ray is also a trustee of SunAmerica Series Trust, Seasons Series Trust, Anchor Pathway Fund,  The John Randolph Haynes and Dora Haynes Foundation, and St. John’s Health Center Foundation.

          Mr. Roth, Lead Director, became a member of our board of directors in April 1998 and was appointed Lead Director in February 2003.  Mr. Roth joined Freeman Spogli & Co. in March 1988 and became a principal in March 1993.  Mr. Roth is also a director of AFC Enterprises, Inc., Galyan’s Trading Company, Inc. and Asbury Automotive Group, Inc.

          Mr. Salter, Director, became a member of our board of directors in April 1999.  Mr. Salter is the retired President of the Specialty Retail Division of Sears, a position he held from March 1999 to December 1999.  From November 1996 to March 1999, Mr. Salter served as President of the Home Stores division of Sears.  From October 1995 to November 1996, he served as President of the Hardlines division of Sears, and from April 1993 to October 1995, he served as the Vice President and General Manager of the Home Appliances and Electronics Division of Sears.

          Ms. Spinelli, Director, became a member of our board of directors in November 2002.  Dr. Spinelli is the Senior Vice President of People of RadioShack Corporation, a position she has held since December 1999.  From July 1998 to December 1999, she served as Vice President of People of RadioShack Corporation.  From February 1997 to July 1998, Dr. Spinelli served as Corporate Vice President of Organizational Development of Wal-Mart Stores, Inc.  From March 1993 to February 1997, Dr. Spinelli served as Vice President of Human Resources of McLane Company, Inc., a division of Wal-Mart Stores, Inc.

          Mr. Spogli, Director, became a member of our board of directors in August 2001.  He was previously one of our directors from our April 1998 recapitalization until the closing of our acquisition of Western Auto Supply Company from Sears in November 1998.  Mr. Spogli is a principal of Freeman Spogli & Co., which he co-founded in 1983.  Mr. Spogli also serves as a member of the board of directors of Hudson Respiratory Care, Inc., Century Maintenance Supply, Inc., AFC Enterprises, Inc., and Galyan’s Trading Company, Inc.

          We currently have nine members on our board of directors.  Our directors are elected annually and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

          Our executive officers are elected by and serve at the discretion of our board of directors.  We have entered into employment agreements with some of our executive officers.  There are no family relationships among any of our directors or executive officers.

Board Committees

          Advance Auto currently has an audit committee, a compensation committee and a nominating and corporate governance committee.

          Audit Committee.  Messrs. Doran, Fontaine and Peck currently serve as members of the Advance Auto audit committee.  Mr. Peck is the chairman of the committee.  The audit committee is responsible for recommending to the board of directors of Advance Auto the appointment of our independent public accountants, analyzing the reports and recommendations of the independent public accountants and reviewing our internal audit procedures and controls.

          Messrs. Doran and Peck are independent directors in accordance with the NYSE’s current corporate governance standards.  Mr. Fontaine, the former chief executive officer of Discount, is not considered independent, because he was a former employee of our affiliate.  The Advance Auto board of directors determined in its business judgment that because of Mr. Fontaine’s experience as a member of the board of directors and senior management of Discount, as a publicly traded company, Mr. Fontaine’s membership on the audit committee is required by Advance Auto’s best interests and the best interests of Advance Auto’s stockholders.  The Advance Auto board of directors adopted a written charter for Advance Auto’s audit committee, which was attached to the Advance Auto proxy statement for its 2002 annual meeting of stockholders as Appendix A.  The audit committee held ten meetings during 2002.

          Compensation Committee.  Messrs. Roth and Salter and Dr. Spinelli currently serve as members of the Advance Auto compensation committee.  Ms. Spinelli is the chairperson of the committee.  Messrs. Roth and Salter and Dr. Spinelli are “non-employee directors” of Advance and Advance Auto under Rule 16b-3 of the Securities Exchange Act of 1934.  The compensation committee is responsible for reviewing and recommending the compensation structure for our officers and directors, including salaries, participation in incentive compensation, benefit and stock option plans, and other forms of compensation.  The compensation committee held two meetings during 2002.

          Nominating and Corporate Governance Committee.  Messrs. Ray and Roth currently serve as members of the Advance Auto nominating and corporate governance committee.  Mr. Ray is the chairman of the committee.  The committee is responsible for reviewing and making recommendations to the board regarding the overall effectiveness, organization and structure of the board and its committees.  The committee’s duties also include establishing criteria for membership on the board and its committees and identifying and proposing nominees to the board to fill vacancies on the board as they occur. Additionally, the committee is responsible for reviewing and making recommendations to the board regarding corporate governance matters.  The committee did not hold any meetings during 2002, as the entire board acted in lieu of the committee regarding the identification of nominees for vacancies on the board.  The committee will consider suggestions of Advance Auto’s stockholders for nominees for directors in writing by following the procedures set forth in Advance Auto’s bylaws.  To make a nomination, stockholders should contact Advance Auto’s corporate secretary to obtain a copy of our bylaws at Advance Auto Parts, Inc., 5673 Airport Road, Roanoke, Virginia 24012.

Director Compensation

          Advance Auto has adopted a compensation program whereby each independent director who is not one of our employees or a designee of Freeman Spogli & Co. receives (1) a $10,000 annual retainer, (2) $2,000 per board meeting, or $1,000 if attendance is telephonic, and (3) if a committee meeting is held on any day other than a day on which a board meeting is held, $750 per committee meeting, or $375 if attendance is telephonic.  In addition, upon their appointment to the board, each of these directors will receive an initial grant of 7,500 options that vest over three years, conditioned upon continued service as a board member.  Thereafter, each of these directors will receive an annual grant of 5,000 options, subject to the same terms.  In addition, we reimburse all of our directors for their reasonable expenses in attending meetings and performing duties as directors.

Compensation Committee Interlocks and Insider Participation

          The compensation committee of Advance Auto’s board of directors determines the compensation of our officers and directors.  Messrs. Roth and Salter served on the compensation committee during all of 2002.  Mr. Garnett E. Smith also served on the compensation committee during all of 2002, but resigned as a member of our and Advance Auto’s board of directors in February 2003.  Because Mr. Smith was not a non-employee director, he did not participate in the approval of matters related to his compensation.  Ms. Spinelli was appointed to the committee upon her becoming a member of our board in November 2002.  For other relationships involving Mr. Roth, please see the discussion regarding Advance Auto’s stockholders agreement with Freeman Spogli & Co. in the “Related-Party Transactions” section of this report.  None of our executive officers currently serves on the compensation committee of any other company or board of directors of any other company of which any member of Advance Auto's compensation committee is an executive officer.

Executive Employment Agreements

          Mr. Castellani was appointed our Chief Executive Officer and began employment on February 1, 2000, at which time he signed an employment and non-competition agreement.  Mr. Castellani signed an irrevocable acceptance letter with us in December 1999 that obligated us to pay him a signing bonus of $3.3 million.  The signing bonus of $3.3 million was accrued at January 1, 2000 and was paid in the first quarter of 2000.  Approximately $1.9 million of the bonus was used to purchase shares of Advance Auto common stock pursuant to a restricted stock agreement.  This portion of the bonus was deferred and amortized over the initial two-year term of the contract.  Mr. Castellani’s employment contract had an initial term of two years, and renews automatically each year thereafter unless terminated by us or Mr. Castellani.  The contract provides for a base salary of $600,000, subject to annual increases at the discretion of the board of directors, and an annual cash bonus based on our achievement of performance targets established by the board of directors.  In the event Mr. Castellani is terminated without cause, or terminates his employment for good reason, as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment, and the pro rata share of the bonus due to Mr. Castellani prior to the termination of employment.  Mr. Castellani has agreed not to compete with us, to preserve our confidential information, not to recruit or employ our employees to or in other businesses and not to solicit our customers or suppliers for competitors until one year after the effective date of termination.

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

Discount Change of Control Employment and Severance Agreements

          Prior to our acquisition of Discount, six executive officers and five non-executive officers of Discount entered into change of control employment agreements with Discount. These agreements entitled each of them to severance benefits upon a termination or constructive termination of their employment that occurred during a specified period of time following our acquisition of Discount, unless the termination was for cause or by the officer for other than good reason, as defined in the agreements, prior to one year following the acquisition. As of December 28, 2002, three of these officers have terminated their employment and received $1.4 million in severance payments under their agreements. During the first quarter of fiscal 2003, the remaining eight officers received from us $1.9 million in severance payments under their agreements and are no longer bound by their change of control agreements. Two of these officers will terminate their employment upon meeting their release date during fiscal year 2003, while the remaining six have accepted positions with Advance Auto Parts.

          Excluding the above officer agreements, we entered change of control and/or severance agreements with certain other key personnel of Discount as a result of the acquisition. As of December 28, 2002, we had paid an aggregate of $2.5 million under these agreements. As of March 24, 2003, the total potential remaining payments we may be obligated to make under those change in control agreements and other severance arrangements was approximately $1.4 million.

Item 11.	Executive Compensation.

          The following table sets forth the compensation received by our Chief Executive Officer and the four other most highly compensated executives as officers at the end of our last completed year.  We refer to these persons as our named executive officers.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Optons/SARs	All Other Compensation(1)

Lawrence P. Castellani	2002	$635,778	$642,191	65,000	$8,250
Chief Executive Officer	2001	622,116	391,800	60,000	5,100
	2000	542,308	75,000	1,050,000	—
Jimmie L. Wade	2002	$301,547	$300,778	40,000	$8,250
President and Chief Financial Officer	2001	288,270	218,985	35,000	6,460
	2000	265,865	128,502	30,000	6,336
David R. Reid	2002	$267,978	$269,051	32,500	$8,250
Executive Vice President and Chief Operating Officer	2001	258,847	179,571	27,500	6,460
	2000	250,000	84,923	25,000	6,379
Paul W. Klasing	2002	$242,227	$249,632	30,000	$8,250
Executive Vice President, Merchandising and Marketing	2001	222,116	136,571	25,000	6,460
	2000	184,128	80,605	18,000	6,298
Robert E. Hedrick(2)	2002	$192,923	$147,974	13,000	$4,755
Senior Vice President, Human Resources	2001	116,922	—	—	—
	2000	—	—	—	—

(1)	Consists of matching contributions made by us under our 401(k) savings plan.
(2)	Mr. Hedrick began his employment with us in May 2001.

Option Grants in Last Fiscal Year

          The following table sets forth information concerning options to purchase Advance Auto common stock granted in 2002 to each of our named executive officers.

	Individual Grants
					Potential Realizable Value at
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2002			Assumed Annual Rates of
					Price Appriciation for
			Exercise or Base Price per share(1)		Option Term(2)
				Expiration Date
Name					5%	10%

Lawrence P. Castellani	65,000	12.1%	$42.00	3/12/09	$1,111,384	$2,589,998
Jimmie L. Wade	40,000	7.4%	42.00	3/12/09	683,929	1,593,845
David R. Reid	32,500	6.0%	42.00	3/12/09	555,692	1,294,999
Paul W. Klasing	30,000	5.6%	42.00	3/12/09	512,947	1,195,384
Robert E. Hedrick	13,000	2.4%	42.00	3/12/09	222,277	518,000

(1)	Represents the fair market value of the underlying shares of Advance Auto common stock at the time of the grant, as determined by our board of directors.
(2)

The potential realizable value is calculated assuming that the fair market value of Advance Auto’s common stock appreciates at the indicated annual rate compounded annually for the entire seven-year term of the option, and that the option is exercised and the underlying shares of the common stock sold on the last day of its seven-year term for the appreciated stock price.  The assumed 5% and 10% rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of the future prices or market value of Advance Auto’s common stock.

Fiscal Year-End Option Values

          The following table sets forth information with respect to our named executive officers concerning option exercises to purchase shares of Advance Auto common stock for 2002 and exercisable and unexercisable options to purchase Advance Auto common stock held as of December 28, 2002. No options were exercised by these officers during the year ended December 28, 2002.

	Number of Securities Underlying Options at December 28, 2002		Value of Unexercised In-the-Money Options at December 28, 2002(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Lawrence P. Castellani	720,000	455,000	$20,302,800	$11,459,700
Jimmie L. Wade	66,167	73,333	2,172,240	1,265,400
David R. Reid	60,333	59,167	1,994,157	1,017,283
Paul W. Klasing	54,833	52,667	1,819,880	877,120
Robert E. Hedrick	—	13,000	—	92,820

(1)

Values for “in-the-money” outstanding options represent the positive spread between the respective exercise prices of the outstanding options and $49.14 per share, the closing price for Advance Auto common stock on December 27, 2002, as reported by the NYSE.

Stock Subscription Plans

          Advance Auto adopted stock subscription plans pursuant to which, at or since our recapitalization in 1998, certain directors, officers and key employees have purchased 747,550 shares, net of cancellations, of the outstanding Advance Auto’s common stock at the fair market value at the time of purchase. Agreements entered into in connection with the stock subscription plans provide for certain restrictions on transferability.  Approximately $3.2 million of the purchase price for these shares has been paid by delivery of full recourse promissory notes bearing interest at the prime rate and due five years from their inception, secured by all of the stock each such individual purchased under the plans.  At March 19, 2003, $345,000 under these notes remained outstanding.

          Messrs. Wade, Reid and Klasing and Hedrick purchased 25,000 shares, 20,000 shares, 20,000 shares, and 14,300 shares of Advance Auto common stock.  For these individuals, $75,000, $115,000, $110,000 and $150,000 of their purchase price was financed through the delivery of promissory notes on the terms described above.  At March 19, 2003, Messrs. Wade, Reid, Klasing and Hedrick had repaid their promissory notes in full.  Mr. Castellani entered into a stock subscription agreement under the stock subscription plan in 2000, pursuant to which he purchased 75,000 shares of Advance Auto’s common stock.  $900,000 of Mr. Castellani’s purchase price was financed through the delivery of a promissory note to Advance Auto on the terms described above.  Mr. Castellani repaid the loan in full in December 2002.

Stock Option Plans

          At March 19, 2003, Advance Auto had granted a total of 3,316,729 shares under the option plans, net of cancellations and exercises.  Each option plan participant has entered into an option agreement with Advance Auto.  The option plans and each outstanding option thereunder are subject to termination in the event of a change in control or other extraordinary corporate transactions, as more fully described in the option plans.  In addition, all options granted pursuant to the option plans will terminate 90 days after termination of employment, unless termination was for cause, in which case an option will terminate immediately, or in the event of a termination due to retirement, death or disability, in which case an option will terminate on its seventh anniversary.  All options granted under Advance Auto’s 2001 Senior Executive Stock Option Plan and 2001 Executive Stock Option Plan will terminate on the seventh anniversary of the option agreement under which they were granted if not exercised prior thereto.

          On December 12, 2001, the Advance Auto board of directors approved an amendment to Advance Auto’s stock option plans that eliminated certain variable provisions established as a result of Advance Auto being a private company prior to the Discount acquisition.  These modifications resulted in accelerating the vesting of the remaining portion of unvested performance options and establishing a fixed exercise price on options with variable exercise prices.  No additional common shares or options were issued as a result of these modifications.

2001 Senior Executive Stock Option Plan

          Advance Auto’s 2001 Senior Executive Stock Option Plan provides for the grant to our senior executive officers of incentive and nonqualified options to purchase shares of Advance Auto’s common stock.  The plan authorizes the issuance of options to purchase up to 1,710,000 shares of Advance Auto’s common stock and is administered by the compensation committee.  Shares received upon exercise of options, as well as all outstanding options, are also subject to obligations to sell at the request of Freeman Spogli & Co.  At March 19, 2003, options to purchase 1,110,000 shares of Advance Auto’s common stock were outstanding under the plan, 1,070,000 of which were exercisable, and options to purchase 170,500 shares of Advance Auto common stock were available for future grant.

2001 Executive Stock Option Plan

          Advance Auto’s 2001 Executive Stock Option Plan provides for the grant to our directors, consultants and key employees of incentive and nonqualified options to purchase shares of Advance Auto’s common stock.  The plan authorizes the issuance of options to purchase up to 3,600,000 shares of Advance Auto’s common stock and is administered by the compensation committee.

          Under the terms of our merger agreement with Discount Auto Parts, Inc., we were obligated to convert outstanding Discount options with an exercise price greater than $15.00 into options to purchase shares of Advance Auto’s common stock, preserving the same economic terms.  As a result, Advance Auto granted 574,765 substitute options under the 2001 Executive Stock Option Plan at a weighted average exercise price of $38.89 per share.  Further, we were obligated to memorialize these substitute options in an agreement no more restrictive, from the perspective of the options holder, than the option agreement between Discount and the holder.  Therefore, these options do not contain the same provisions regarding termination as the other options issued by Advance Auto and will terminate on the tenth anniversary of the date of the option agreement between Discount and the holder.

          At March 19, 2003, including the substitute options granted to Discount’s option holders, options to purchase 2,206,729 shares of Advance Auto’s common stock were outstanding under the 2001 Executive Stock Option Plan, 1,003,156 of which were exercisable, and options to purchase 968,872 shares of common stock were available for future grant.

Employee Stock Purchase Plan

          In May 2002, Advance Auto adopted an employee stock purchase plan.  This plan provides team members who work more than 20 hours per week (other than highly compensated team members or team members who own more than five percent of our common stock) with the right to purchase shares of Advance Auto’s common stock at a purchase price equal to 85% of the fair market value of its common stock at the beginning of each purchase period or the end of each period, whichever is less.  The plan authorizes the purchase of up to 700,000 shares of common stock and is administered by our retirement plan committee, which consists of several of our team members.  Enrollment under this plan began on July 1, 2002, and, as of March 31, 2003, 31,027 shares of common stock had been purchased under the plan and 668,973 shares of common stock were available for future purchase.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Advance Auto owns all of our outstanding common stock.

Item 13.	Certain Relationships and Related Transactions.

Affiliated Leases

          We lease our Roanoke, Virginia distribution center, an office and warehouse facility, one warehouse, 15 of our stores and three former stores and have leased other former stores from Nicholas F. Taubman or members of his immediate family.  We lease our corporate headquarters from Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and a grandchild of Mr. Taubman. Certain terms for these affiliated leases may be more favorable to the landlord than those contained in leases with non-affiliates. For example, the rent payable during the option term is not fixed and is subject to periodic negotiation between the landlord and tenant. The leases also provide that the tenant, and not the landlord, is responsible for structural maintenance. While the terms of these leases may be more favorable than non-affiliated leases, rents payable under these leases are commensurate with prevailing market rates. All these affiliated leases are on a triple net basis.  Lease expense for leases with these affiliates has been $3.3, $3.2 and $3.1 million for fiscal 2000, 2001 and 2002, respectively. Mr. Taubman resigned from our board of directors in February 2003.

          We also lease one store located in Lakeland, Florida from an affiliate of Peter Fontaine.  The lease was assumed as part of the Discount acquisition on November 28, 2001.  The lease expires on May 31, 2003, unless renewed by the parties.  For 2002, we had paid $57,240 under the lease.

Consulting Agreement

          On April 15, 1998, Mr. Taubman entered into a consulting and non-competition agreement with us, which was amended effective April 2001.  The agreement required us to pay consulting fees in an amount of $300,000 per annum, plus an annual bonus of up to $300,000 based upon the achievement of targeted performance goals established by our board of directors.  In 2000, 2001 and 2002, Mr. Taubman earned $320,000, $563,400 and $296,138, respectively, pursuant to the consulting agreement.  The agreement terminated on April 15, 2002.  Mr. Taubman has agreed to preserve our confidential information for two years after the date of the termination of the agreement.  Pursuant to the consulting agreement, we and Mr. Taubman entered into an indemnity agreement whereby we agreed to indemnify Mr. Taubman for actions taken as an officer or director of, or consultant to, us to the fullest extent permitted by law.

Options Granted to Mr. Taubman and the Taubman Trust

          In connection with our recapitalization in April 1998, Advance Auto entered into an option agreement with Mr. Taubman and the Taubman Trust and granted immediately exercisable options to purchase 250,000 shares of Advance Auto’s common stock to each of Mr. Taubman and the Taubman Trust.  The exercise price is currently $18.00 per share and will increase by $2.00 on each anniversary of the recapitalization, which took place on April 15, 1998.  The options will expire if not exercised by April 15, 2005.  If Mr. Taubman or the Taubman Trust exercises any of these options, the shares received will be subject to the stockholders agreement and entitled to the registration rights provisions of that agreement.

Certain Payments and Loans

          Messrs. Wade, Reid, Klasing, Gray, Margolin and Hedrick and Ms. Stevens purchased the following shares from Advance Auto: 25,000 shares, 20,000 shares, 20,000 shares, 10,000 shares, 14,300 shares, 14,300 shares and 20,000 shares, respectively.  For these individuals, $75,000, $115,000, $110,000, $50,000, $150,000, $150,000 and $100,000 of their purchase price was financed through the delivery of full recourse promissory notes bearing interest at prime rate, with such interest payable annually, and due in full in five years from its inception.  Payment of each promissory note is secured by a stock pledge agreement that granted us a security interest in all of the shares or Advance Auto’s common stock acquired by each individual under our stock subscription plan.  At March 19, 2003, Messrs. Wade, Reid, Klasing, Gray, Margolin and Hedrick and Ms. Stevens had repaid their promissory notes in full.  Mr. Castellani entered into a stock subscription agreement under the stock subscription plan in 2000, pursuant to which he purchased 75,000 shares of Advance Auto common stock.  $900,000 of Mr. Castellani’s purchase price was financed through the delivery of a promissory note to Advance Auto on the terms described above.  Mr. Castellani repaid the loan in full in December 2002.

Stockholders Agreement

          Advance Auto has entered into a stockholders agreement with Nicholas Taubman, the Arthur Taubman Trust Dated July 13, 1964, Freeman Spogli & Co. and Peter Fontaine, together with the entities controlled by him.  The stockholders agreement provides tag-along rights such that upon transfers of Advance Auto’s common stock by Freeman Spogli & Co. (excluding transfers to affiliates), Mr. Taubman and the Taubman Trust will have the right to participate in such sales on a pro rata basis.  The tagalong rights terminate when Freeman Spogli & Co. owns less than 2% of Advance Auto’s outstanding common stock or upon a distribution by Freeman Spogli & Co., without consideration, of all of its shares to its affiliates.

          The stockholders agreement further provides that the parties will note at each annual meeting to elect to our board of directors, our chief executive officer, three designees of Freeman Spogli & Co. and Mr. Fontaine.  In addition, Mr. Taubman has the right to nominate a successor director as a result of his resignation from our board in February 2003.  Certain transfers of Advance Auto’s common stock by Mr. Taubman or Freeman Spogli & Co. will either terminate their nomination rights or, in the case of Freeman Spogli & Co., reduce the number of directors Freeman Spogli & Co. is entitled to nominate.  The parties to the stockholders agreement are obligated to vote for Mr. Fontaine’s election to our board until the earlier of January 1, 2004, Mr. Fontaine’s voluntary resignation form the board, his removal from the board for cause, Mr. Fontaine’s no longer having beneficial interest in at least 50% of the shares as to which he acquired beneficial ownership in the Discount acquisition, the termination of the voting rights of the other stockholder that are parties to the agreement or his death.

          Pursuant to the stockholders agreement, without the approval of Mr. Taubman, Advance Auto may not (1) issue any capital stock for consideration at less than fair market value, unless the capital stock is issued in a financing transaction fair to and in the best interest of Advance Auto, subject to certain specified exceptions, (2) enter into any transaction with any affiliate of Freeman Spogli & Co., except on terms no less favorable to Advance Auto than are available from an unaffiliated party, or (3) amend Advance Auto's articles of incorporation or bylaws or the stockholders agreement in a manner that would adversely affect the rights and obligations of Mr. Taubman, subject to certain specified exceptions.

Registration Rights

          Under the stockholders agreement, Freeman Spogli & Co., Mr. Taubman and the Taubman Trust and Fontaine Industries Limited Partnership, have registration rights with respect to approximately 11,395,396 shares of Advance Auto common stock (including 500,000 shares subject to immediately exercisable options) that they hold.  Under the stockholders agreement, these stockholders may require Advance Auto to register for resale under the Securities Act their shares of common stock.  These registration rights include the following provisions:

          Demand Registration Rights.  Freeman Spogli & Co., Mr. Taubman and the Taubman Trust may require Advance Auto to register for public resale their shares of common stock, if they, individually or in the aggregate, hold share representing the lesser of (1) 5% of the shares of common stock then outstanding or (2) shares of common stock representing not less than $20 million in fair market value as determined by our board of directors.  Under this agreement, we have granted three demand registrations to Freeman Spogli & Co. and collectively to Mr. Taubman and the Taubman Trust.  In addition, Freeman Spogli & Co. may demand a simultaneous registration upon a demand by Mr. Taubman or the Taubman Trust whereby all stockholders shall share in the registration pro rata.   Upon any simultaneous registration, Fontaine may share pro rata in the registration.

          If the demand registration is made at a time when we are planning to file a registration statement for a primary offering, so long as Advance Auto files the registration statement within one month of the demand, we can postpone the demand registration until the earlier of 90 days following the effective dated of the registration or six months from the date the demand is made.  If a demand registration is made at time when the registration would adversely affect a material acquisition or merger, we may postpone the demand registration for  a period of up to 90 consecutive days (with a 30 day break between any two consecutive periods) or 180 days in any 12 month period.

          Piggyback Registration Rights.  All holders of shares with demand registrations rights and Fontaine Industries Limited Partnership also have unlimited piggyback registration rights, subject to customary cutbacks.  Accordingly, if Advance Auto proposes to file a registration statement for its own account or the account of any other holder of its common stock, it is required to give notice to these stockholders and use our best efforts to include the requesting stockholders’ shares in the registration.

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

          Indemnification.  We have agreed to indemnify Freeman Spogli & Co., Mr. Taubman and the Taubman Trust and Mr. Fontaine, and the control person of each against certain liabilities under the Securities Act.

Item 14.	Controls and Procedures

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required in our periodic reports to the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely and accurate manner.  Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)(1)  Financial Statements

Audited Consolidated Financial Statements of Advance Stores Company, Incorporated and Subsidiaries for the three years ended December 28, 2002, December 29, 2001 and December 30, 2000:
Independent Auditors’ Report	F-1
Independent Auditors’ Report on Additional Information	F-2
Report of Independent Public Accountants	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholder’s Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	F-43

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as exhibits to this report or incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)

Merger Agreement dated as of March 4, 1998 among AHC Corporation and Advance Holding Corporation(“Advance Holding”) with FS Equity Partners III, L.P., FS Equity Partners IV, LP (“FSEP IV”), and FS Equity Partners International, LP

2.2(3)

Agreement and Plan of Merger dated as of August 16, 1998 among Sears, Roebuck and Co., Western Auto Holding Co., Advance Auto, as successor in interest to Advance Holding, Advance Stores Company, Incorporated (“Advance Stores”), Western Auto Supply Company, Advance Acquisition Corporation and the stockholders of Advance listed on the signature pages thereto.

2.3(5)

Agreement and Plan of Merger dated as of August 7, 2001 among Advance Holding Corporation, Advance Auto, AAP Acquisition Corporation, Advance Stores and Discount Auto Parts, Inc. (schedules and exhibits omitted).

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

4.2(10)

Amended and Restated Stockholders’ Agreement dated as of November 2, 1998, as amended, among FS Equity Partners IV, LP, Ripplewood Partners, LP, Ripplewood Advance Auto Parts Employee Fund I L.L.C., Nicholas F. Taubman, Arthur Taubman Trust dated July 13, 1964, WA Holding Co. and Advance Auto, as successor in interest to Advance Holding (including the Terms of the Registration Rights of the Common Stock)

4.3(2)

Indenture dated as of April 15, 1998 among Advance Stores, LARALEV, INC., as guarantor, and The Bank of New York, as successor to the corporate trust business of United States Trust Company of New York, as trustee, with respect to the 10.25% Senior Subordinated Notes due 2008 (including the form of 10.25% Senior Subordinated Note due 2008).

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

Exhibit Number	Description

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

10.1	Amended and Restated Credit Agreement dated as of March 6, 2003 among Advance Auto, Advance Stores, the lenders party thereto, JP Morgan Chase Bank (“JP Morgan Chase”), as administrative agent.
10.2(8)	Pledge Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the Subsidiary Pledgors listed therein and JP Morgan Chase, as collateral agent.
10.3(8)	Guarantee Agreement dated as of November 28, 2001 among Advance Auto, the Subsidiary Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.4(8)	Indemnity, Subrogation and Contribution Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.5(8)	Security Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the Subsidiary Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.6(2)	Lease Agreement dated as of March 16, 1995 between Ki, L.C. and Advance Stores for its headquarters located at 5673 Airport Road, Roanoke, Virginia, as amended.
10.7(2)	Lease Agreement dated as of January 1, 1997 between Nicholas F. Taubman and Advance Stores for the distribution center located at 1835 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.
10.8(7)*	Advance Auto 2001 Senior Executive Stock Option Plan.
10.9(7)*	Form of Advance Auto 2001 Senior Executive Stock Option Agreement.
10.10(7)*	Advance Auto 2001 Executive Stock Option Plan.
10.11(7)*	Advance Auto 2001 Senior Executive Stock Subscription Plan.
10.12(7)*	Form of Advance Auto 2001 Stock Option Agreement.
10.13(7)*	Advance Auto 2001 Employee Stock Subscription Plan.
10.14(7)*	Form of Advance Auto Stock Subscription Agreement.
10.15(2)*	Form of Secured Promissory Note.
10.16(2)*	Form of Stock Pledge Agreement.
10.17(2)*

Form of Employment and Non-Competition Agreement between Childs, Cox, Gearheart, Gerald, Gray, Gregory, Hale, Helms, Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn, Rakes, Richardson, Smith, Turner and Williams and Advance Stores.

10.18(2)*	Form of Employment and Non-Competition Agreement between Bigoney, Buskirk, Felts, Fralin, Haan, Klasing, Reid, Stevens, Vaughn, Wade, Weatherly and Wirth and Advance Stores.
10.19(2)*	Form of Indemnity Agreement between each of the directors of Advance Auto (other than Nicholas F. Taubman) and Advance Auto, as successor in interest to Advance Holding.
10.20(2)*	Consulting and Non-Competition Agreement among Nicholas F. Taubman, Advance Auto, as successor in interest to Advance Holding and Advance Stores.
10.21(2)*	Indemnity Agreement dated as of April 15, 1998 between Nicholas F. Taubman and Advance Auto, as successor in interest to Advance Holding.
10.22(2)*	Employment and Non-Competition Agreement among Garnett E. Smith, Advance Auto, as successor in interest to Advance Holding, and Advance Stores.
10.23(6)*

Amendments No. 1 dated as April 1, 2000 and Amendment No. 2 dated as of April 15, 2001 to Employment and Non-Competition Agreement among Garnett E. Smith, Advance Auto, as successor in interest to Advance Holding, and Advance Stores.

10.24(4)*	Employment and Noncompetition Agreement dated as of February 1, 2000, among Advance Stores, Advance Auto, as successor in interest Advance Holding, and Lawrence P. Castellani.

Exhibit Number	Description

10.25(4)*	Senior Executive Stock Subscription Agreement dated as of February 1, 2000, between AdvanceAuto, as successor in interest to Advance Holding, and Lawrence P. Castellani.
10.26(4)*	Restricted Stock Agreement dated as of February 1, 2000, between Advance Auto, as successor in interest to Advance Holding, and Lawrence P. Castellani.
10.27(7)*

Secured Promissory Note dated September 20, 2001 made by Garnett E. Smith, Vice Chairman of the Board of Advance Auto, as successor in interest to Advance Holding, and Advance Stores, in favor of Advance Stores.

10.28(7)*	Stock Pledge Agreement dated September 20, 2001 between Garnett E. Smith, Vice Chairman of the Board of Advance Auto and Advance Stores.
10.29(7)*	Form of Advance Auto Parts, Inc. 2001 Stock Option Agreement for holders of Discount fully converted options.
10.30(7)

Purchase Agreement dated as of October 31, 2001 among Advance Stores, Advance Trucking Corporation, LARALEV, INC., Western Auto Supply Company, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.

10.31(8)

Joinder to the Purchase Agreement dated as of November 28, 2001 by and among Advance Aircraft Company, Inc., Advance Merchandising Company, Inc., WASCO Insurance Agency, Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., Discount, DAP Acceptance Corporation, J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.

10.32(8)	Subsidiary Guarantee dated as of November 2, 1998, by Western Auto Supply Company, with respect to the 10.25% Senior Subordinated Notes due 2008.
10.33(8)	Subsidiary Guarantee dated as of June 30, 1999 by Advance Trucking Corporation, with respect to the 10.25% Senior Subordinated Notes due 2008.
10.34(8)

Subsidiary Guarantee dated as of November 28, 2001 by Discount, DAP Acceptance Corporation, Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., WASCO Insurance Agency, Inc., Advance Merchandising Company, Inc. and Advance Aircraft Company, Inc., with resection to the 10.25% Senior Subordinated Notes due 2008.

10.35(8)

Subsidiary Guarantee dated as of November 28, 2001 by Discount, DAP Acceptance Corporation, Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., WASCO Insurance Agency, Inc., Advance Merchandising Company, Inc. and Advance Aircraft Company, Inc., with respect to the 10 1/4% Senior Subordinated Notes due 2008.

10.36(9)	Form of Master Lease dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.37(8)	Form of Amendment to Master Lease dated as of December 28, 2001 between Dapper Properties I, II and III, LLC and Discount.
10.38(9)	Form of Sale-Leaseback Agreement dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.39(8)

Substitution Agreement dated as of November 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount and Advance Stores.

10.40(8)

First Amendment to Substitution Agreement dated as of December 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount, Advance Stores and Western Auto Supply Company.

10.41(8)	Form of Amended and Restated Guaranty of Payment and Performance dated as of December 28, 2001 by Advance Stores in favor of Dapper Properties I, II and III, LLC.
10.42(10)	Lease Agreement dated as of August 8, 2001 by and between George D. Zamias and Advance Stores.
10.43	Amendment and Restatement Agreement dated as of March 6, 2003, among Advance Stores, Advance Auto, the lenders party thereto and JP Morgan Chase, as administrative agent.
10.44	Reaffirmation Agreement dated as of March 6, 2003 among Advance Stores, Advance Auto and JP Morgan Chase, as administrative agent.
10.45(11)	Advance Auto Employee Stock Purchase Plan.

Exhibit Number	Description

21.1	Subsidiaries of Advance Stores.
24.1	Power of Attorney of certain officers and directors (contained in signature page) .
99.1

Certification of Chairman of the Board of the Directors and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c).
(1)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56031) of Advance Holding Corporation.
(2)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(3)	Filed on October 6, 1998 as an exhibit to Amendment No. 2 of the Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(4)	Filed on March 31, 2000 as an exhibit to Annual Report on Form 10-K of Advance Holding Corporation.
(5)	Filed on August 7, 2001 as an exhibit to Current Report on Form 8-K of Advance Stores Company, Incorporated.
(6)	Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(7)	Filed on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(8)	Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180) of Advance Stores Company, Incorporated.
(9)	Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(10)	Filed on February 6, 2002 as an exhibit to Registration Statement on Form S-1 (No. 333-82298) of Advance Auto Parts, Inc.
(11)	Filed on April 22, 2002 as an appendix to the Definitive Proxy Statement on Schedule 14A of Advance Auto Parts, Inc.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Advance Stores Company, Incorporated:
Roanoke, Virginia

We have audited the accompanying consolidated balance sheet of Advance Stores Company, Incorporated and subsidiaries (the Company) as of December 28, 2002, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advance Stores Company, Incorporated and subsidiaries as of December 29, 2001, and for the years ended December 30, 2000 and December 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 5, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Stores Company, Incorporated and subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 7, 2003

INDEPENDENT AUDITORS’ REPORT ON ADDITIONAL INFORMATION

To the Board of Directors and Stockholders of
Advance Stores Company, Incorporated:
Roanoke, Virginia

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The supplemental schedules listed in the table of contents as item 15(a)(2) are presented for the purpose of additional analysis and are not a required part of the basic consolidated financial statements.  These schedules are the responsibility of the Company’s management.  Such 2002 schedules have been subjected to the auditing procedures applied in our audit of the basic 2002 consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 2002 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 7, 2003

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

Report of Independent Public Accountants

To the Board of Directors and Stockholder of
Advance Stores Company, Incorporated:

          We have audited the accompanying consolidated balance sheets of Advance Stores Company, Incorporated (a Virginia company) and subsidiaries (the Company), as of December 29, 2001, and December 30, 2000, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
March 5, 2002.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 28, 2002 and December 29, 2001
(in thousands, except per share data)

	December 28, 2002	December 29, 2001

Assets
Current assets:
Cash and cash equivalents	$13,885	$18,117
Receivables, net	102,529	93,531
Inventories, net	1,048,803	982,000
Other current assets	20,103	42,027

Total current assets	1,185,320	1,135,675
Property and equipment, net of accumulated depreciation of $313,841 and $239,204	728,432	711,282
Assets held for sale	28,346	60,512
Other assets, net	21,753	29,274

	$1,963,851	$1,936,743

Liabilities and Stockholder’s Equity
Current liabilities:
Bank overdrafts	$1,410	$35,123
Current portion of long-term debt	10,690	23,715
Accounts payable	470,740	429,041
Accrued expenses	208,105	176,194
Other current liabilities	32,878	31,129

Total current liabilities	723,823	695,202

Long-term debt	637,001	836,648

Other long-term liabilities	62,563	36,273

Commitments and contingencies
Stockholder’s equity:
Common stock, Class A, voting, $100 par value; 5,000 shares authorized; 539 and 538 issued and outstanding	54	54
Additional paid-in capital	493,493	396,503
Accumulated comprehensive loss	(592)	—
Retained earnings (accumulated deficit)	47,509	(27,937)

Total stockholder’s equity	540,464	368,620

	$1,963,851	$1,936,743

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands)

	2002	2001	2000

Net sales	$3,287,883	$2,517,639	$2,288,022
Cost of sales, including purchasing and warehousing costs	1,839,889	1,441,613	1,392,127
Expenses associated with supply chain initiatives	—	9,099	—

Gross profit	1,447,994	1,066,927	895,895
Selling, general and administrative expenses	1,210,322	947,531	801,521
Expenses associated with supply chain initiatives	—	1,394	—
Impairment of assets held for sale	—	12,300	856
Expenses associated with merger and integration	34,935	1,135	—
Expenses associated with merger related restructuring	597	3,719	—
Non-cash stock option compensation expense	—	11,735	729

Operating income	202,140	89,113	92,789

Other, net:
Interest expense	(66,403)	(50,471)	(56,519)
Expenses associated with secondary offering	(1,733)	—	—
Other income, net	1,060	1,104	762

Total other, net	(67,076)	(49,367)	(55,757)

Income before provision for income taxes, extraordinary items, and cumulative effect of a change in accounting principle	135,064	39,746	37,032
Provision for income taxes	50,771	15,139	13,861

Income before extraordinary items and cumulative effect of a change in accounting principle	84,293	24,607	23,171
Extraordinary items, (loss) gain on debt extinguishment, net of $5,609, $2,424 and ($1,759) income taxes, respectively	(8,847)	(3,682)	2,933
Cumulative effect of a change in accounting principle, net of a $1,360 income tax benefit	—	(2,065)	—

Net income	$75,446	$18,860	$26,104

Proforma effect of change in accounting priniple:
Income before extraordinary items and cumulative effect of a change in accounting principle		$24,607	$22,936

Net income		$20,925	$25,869

The accompanying notes to consolidated financial statements are an integral part of these statements.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholder’s Equity

	Shares	Amount

Balance, January 1, 2000	536	$54	$275,375	$—	$(72,901)	$202,528
Net income	—	—	—	—	26,104	26,104
Non-cash stock option compensation expense	—	—	683	—	—	683
Issuance of common stock	2	—	2,056	—	—	2,056

Balance, December 30, 2000	538	$54	$278,114	$—	$(46,797)	$231,371
Net income	—	—	—	—	18,860	18,860
Discount acquisition	—	—	107,129	—	—	107,129
Non-cash stock option compensation expense	—	—	11,735	—	—	11,735
Other	—	—	(475)	—	—	(475)

Balance, December 29, 2001	538	$54	$396,503	$—	$(27,937)	$368,620
Net income	—	—	—	—	75,446	75,446
Unrealized loss on hedge arrangement	—	—	—	(592)	—	(592)

Comprehensive income						74,854
Issuance of one share of stock to Advance Auto Parts, Inc.	1	—	90,022	—	—	90,022
Tax benefit related to exercise of stock options	—	—	6,968	—	—	6,968

Balance, December 28, 2002	539	$54	$493,493	$(592)	$47,509	$540,464

The accompanying notes to consolidated financial statements are an integral part of these statements.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$75,446	$18,860	$26,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,090	71,231	66,826
Stock option compensation expense	—	11,735	729
Amortization of deferred debt issuance costs	3,317	2,998	3,052
Amortization of bond discount	1,479	309	—
Amortization of interest on capital lease obligation	—	—	42
Compensation associated with the issuance of our Parent's stock under the employee stock purchase plan	667	—	—
(Gain) loss on disposal of property and equipment, net	(1,838)	2,027	885
Impairment of assets held for sale	—	12,300	856
Provision for deferred income taxes	58,285	752	4,010
Tax benefit related to exercise of stock options	6,968	—	—
Extraordinary loss (gain) on extinguishment of debt, net of tax	8,847	3,682	(2,933)
Cumulative effect of a change in accounting principle, net of tax	—	2,065	—
Net (increase) decrease in:
Receivables, net	(6,738)	3,635	25,068
Inventories, net	(69,481)	13,101	(39,467)
Other assets	(9,824)	55	12,595
Net increase (decrease) in:
Accounts payable	41,699	(17,663)	46,664
Accrued expenses	34,062	(5,131)	(33,185)
Other liabilities	2,350	(14,785)	(7,458)

Net cash provided by operating activities	239,329	105,171	103,788

Cash flows from investing activities:
Purchases of property and equipment	(98,186)	(63,695)	(70,566)
Acquisitions, net of cash acquired	(13,176)	(389,953)	—
Proceeds from sales of property and equipment	33,357	2,640	5,626

Net cash used in investing activities	(78,005)	(451,008)	(64,940)

Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(33,713)	5,875	1,596
Repayments (borrowings) under notes payable	—	(784)	784
Early extinguishment of debt	(445,851)	(270,299)	(24,990)
Borrowings under credit facilities	308,100	697,500	278,100
Payments on credit facilities	(66,400)	(254,701)	(306,100)
Repayment of industrial development revenue bonds	(10,000)	—	—
Proceeds from issuance of subordinated notes	—	185,604	—
Payment of debt related costs	(8,889)	(17,984)	—
Proceeds from issuance of common stock to Advance Auto Parts, Inc.	90,022	—	2,053
Increase in borrowings secured by trade receivables	1,175	734	5,141

Net cash (used in) provided by financing activities	(165,556)	345,945	(43,416)

Net (decrease) increase in cash and cash equivalents	(4,232)	108	(4,568)
Cash and cash equivalents, beginning of period	18,117	18,009	22,577

Cash and cash equivalents, end of period	$13,885	$18,117	$18,009

The accompanying notes to consolidated financial statements are an integral part of these statements.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands)

	2002	2001	2000

Supplemental cash flow information:
Interest paid	$60,081	$41,480	$51,831
Income tax refunds (payments), net	2,910	(15,452)	6,175
Non-cash transactions:
Accrued purchases of property and equipment	15,818	10,725	9,299
Note receivable upon disposal of property and equipment	925	—	—
Unrealized loss on hedge arrangement	(592)		—
Issuance of common stock and stock options - Discount acquisition	—	107,129	—
Accrued debt issuance costs	—	2,156	—
Conversion of capital lease obligation	—	—	3,509

The accompanying notes to consolidated financial statements are an integral part of these statements.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

1. Organization and Description of Business:

          Advance Stores Company, Incorporated and Subsidiaries (the “Company”), a wholly owned subsidiary of Advance Auto Parts, Inc. (the “Parent”), maintain a Retail and Wholesale segment within the United States, Puerto Rico and the Virgin Islands. The Retail segment operates 2,435 stores, which includes 2,000 stores operating under the “Advance Auto Parts” trade name in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States. In Florida, this segment operates 51 stores under the new “Advance Discount Auto Parts” trade name and 347 stores under the “Discount Auto Parts” trade name. These stores offer automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific area.  In addition, the Retail segment operates 37 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer certain home and garden merchandise in addition to automotive parts, accessories and service.  The Wholesale segment consists of the wholesale operations, including distribution services to approximately 415 independent dealers located throughout the United States, primarily operating under the “Western Auto” trade name.

2. Summary of Significant Accounting Policies:

Accounting Period

          The Company’s fiscal year ends on the Saturday nearest the end of December.

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

Vendor Incentives and Change in Accounting Method

          The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other functional discounts. Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis.  Certain vendors require the Company to use cooperative advertising allowances exclusively for advertising.  The Company defines these allowances as restricted cooperative advertising allowances and recognizes them as a reduction to selling, general and administrative expenses as advertising expenditures are incurred.   The remaining cooperative advertising allowances not restricted by the Company’s vendors, or unrestricted, rebates and other functional incentives are earned based on purchases and/or the sale of product.  The Company records unrestricted cooperative advertising and volume rebates earned as a reduction of inventory and recognizes the incentives as a reduction to cost of sales as the inventory is sold.

          The Company recognizes the functional incentives earned related to long-term agreements as a reduction of cost of sales over the life of the agreement based on the timing of purchases.  These incentives are not recorded as reductions to inventory. The functional amounts earned under long-term arrangements are based on estimates of total purchases that will be made over the life of the contracts and the amount of incentives that will be earned. These incentives are generally recognized based on the cumulative purchases as a percentage of total estimated

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

purchases over the life of the contract. The Company’s margins could be impacted positively or negatively if actual purchases or results from any one year differ from its estimates but over the life of the contract would be the same. Short-term incentives are recognized as a reduction to cost of sales over the course of the annual agreement and are not recorded as reductions to inventory.

          Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets.  Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $20,592 and $17,046 at December 28, 2002 and December 29, 2001. Earned amounts that are receivable from vendors are included in receivables, net on the accompanying consolidated balance sheets.

          Effective December 31, 2000, the Company changed its method of accounting for unrestricted cooperative advertising funds received from certain vendors to recognize these payments as a reduction to the cost of inventory acquired from these vendors. Previously, these funds were accounted for as a reduction to selling, general and administrative expenses as advertising expense was incurred.  The new method was adopted to better align the reporting of these payments with the Company’s and the vendors’ use of these payments as reductions to the price of inventory acquired from the vendors. The effect of the change in fiscal 2001 was to increase income from continuing operations by $358.  The cumulative effect of retroactive application of the change on the year ended December 29, 2001, was to reduce income before extraordinary item by approximately $2,065, net of $1,360 income tax. The pro forma amounts shown on the statement of operations have been adjusted for the effect of retroactive application of the new method on net income and related income taxes for all periods presented.

Preopening Expenses

          Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

          The Company expenses advertising costs as incurred. Advertising expense incurred was approximately $69,637, $56,698, and $53,658 in fiscal 2002, 2001 and 2000, respectively.

Merger and Integration Costs

          As a result of the Western merger and the Discount acquisition, the Company incurred, and will continue to incur through fiscal 2003 in connection with the Discount acquisition, costs related to, among other things, overlapping administrative functions and store conversions, all of which have been expensed as incurred. These costs are presented as expenses associated with the merger and integration in the accompanying statements of operations.

Warranty Costs

          The Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors’ warranties, are estimated based on the Company’s historical experience and are recorded in the period the product is sold.

Revenue Recognition and Trade Receivables

          The Company recognizes merchandise revenue at the point of sale to customers in the retail segment and point of shipment to a wholesale segment customer.  Service revenue is recognized upon performance of the service. The majority of sales are made for cash; however, the Company extends credit to certain commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. This arrangement is accounted for as a secured borrowing. Receivables and the related

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

secured borrowings under the private label credit card were $17,575 and $16,400 at December 28, 2002 and December 29, 2001, respectively, and are included in accounts receivable and other current liabilities, respectively, in the accompanying consolidated balance sheets.

Change in Accounting Estimate

          In July of fiscal 2000, the Company adopted a change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. The effect on operations was to increase depreciation expense by $2,458 for fiscal 2000. At December 29, 2001, the effected assets were fully depreciated.

Hedge Activities

          On September 25, 2002, the Company entered into a hedge agreement in the form of a zero-cost collar, which protects the Company from interest rate fluctuations in the LIBOR rate on $150,000of the Company’s variable rate debt under its senior credit facility. The collar consists of an interest rate ceiling at 4.5% and an interest rate floor of 1.56% for a term of twenty-four months. Under this hedge, the Company will continue to pay interest at prevailing rates plus any spread, as defined by the senior credit facility, but will be reimbursed for any amounts paid on the LIBOR rate, in excess of the ceiling. Conversely, the Company will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the floor.

          In March 2003 and in conjunction with the restatement and amending of the senior credit facility, the Company entered into two interest rate swap agreements on an aggregate of $125,000of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% thereby limiting its cash flow risk on $75,000 of debt for a term of 36 months. The remaining swap allows the Company to fix its LIBOR rate at 1.79% limiting its cash flow risk on an additional $50,000 of debt for a term of 24 months.

          In accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the hedge arrangement is recorded as an asset or liability in the accompanying consolidated balance sheet at October 5, 2002. The Company has assumed no ineffectiveness in this hedge and plans to use the “matched terms” accounting method as provided by Derivative Implementation Group, or DIG, Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”. Under this method, the Company will include all adjustments to fair value in accumulated comprehensive income (loss) within stockholder’s equity on the consolidated balance sheet. The fair value at December 28, 2002 was an unrecognized loss of $592.  Any amounts received or paid under this hedge will be recorded in the statement of operations as earned or incurred.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 141 addresses accounting and reporting for all business combinations and requires the use of the purchase method for business combinations. SFAS No. 141 also requires recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite useful lives are no longer amortized but are instead subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for existing goodwill and intangible assets beginning as of December 30, 2001. SFAS No. 142 is effective immediately for goodwill and intangibles acquired after June 30, 2001. For fiscal year 2001, the Company had amortization expense of approximately $444 related to existing goodwill of $3,251 at December 29, 2001. Such amortization has been eliminated upon adoption of SFAS No. 142. The Company implemented SFAS No. 142 during the first quarter of 2002. The implementation had no material impact on the Company’s financial position or the results of its operations.

          In June 2001, the Financial Accounting Standards Board, of FASB, issued Statement of Financial Accounting Standards, of SFAS, No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost.  This statement applies to all entities that have legal obligations associated with the retirement of

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

long-lived assets that result from the acquisition, construction, development or normal use of the assets and is effective for fiscal years beginning after June 15, 2002.  The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations.

          In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces both SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 retains the basic provisions from both SFAS 121 and APB 30, but includes changes to improve financial reporting and comparability among entities. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 with no material effect on its financial position or the results of its operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal year ended 2002, the Company recorded extraordinary losses on the extinguishment of debt, net of tax, of $8,847. Accordingly, reclassifications of these losses to income from continuing operations will be made throughout fiscal 2003 to maintain comparability for the reported periods.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The Company does not expect adopting this statement will have a material impact on its financial position or the results of its operations.

          In September 2002 (as subsequently updated in November), the FASB released EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.”  This EITF addresses how a reseller should account for consideration received from a vendor since EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” only addresses the accounting treatment from the vendor’s perspective.   The consensus is that cash received from a vendor is presumed to be a reduction of the vendor’s products or services and should, therefore, be characterized as a reduction in the cost of sales when recognized in the customer’s income statement, unless a reimbursement of costs is incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer’s income statement.  Additionally, any rebate or refund should also be recognized as a reduction of the cost of sales based on a systematic and rational allocation.  The release is effective for fiscal periods beginning after December 15, 2002.  The Company believes its current accounting policy for vendor incentives meets the requirements of this EITF and therefore the Company does not expect adopting this release will have a material impact on its financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”  This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members.  This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements.  This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method.  If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based team member compensation.  The Company

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

is currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor's obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has no guarantees of third party indebtedness and it does not believe the adoption of these new rules will have a material impact on its financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have interests in variable interest entities and it does not believe the adoption of Interpretation No. 46 will have a material impact on its financial position or results of operations.

Reclassifications

          Certain items in the fiscal 2001 and fiscal 2000 financial statements have been reclassified to conform with the fiscal 2002 presentation.

3. Acquisitions:

Discount Acquisition

          On November 28, 2001, the Parent acquired 100% of the outstanding common stock of Discount Auto Parts, Inc. (“Discount”).  Discount’s shareholders received $7.50 per share in cash plus 0.2577 shares of the Parent’s common stock for each share of Discount common stock.  The Parent issued 4,310 shares of common stock to the former Discount shareholders, which represented 13.2% of the Parent’s total shares outstanding immediately following the acquisition.  Immediately following the acquisition the Parent contributed the value of this investment to the Company.

          Discount was the fifth largest specialty retailer of automotive parts, accessories and maintenance items in the United States with 671 stores in six states, including the leading market position in Florida, with 437 stores.  The Discount acquisition further solidified the Company’s leading market position throughout the Southeast.

          In connection with the Discount acquisition, the Company issued an additional $200,000 face value of 10.25% senior subordinated notes and entered into a new senior credit facility that provides for (1) a $180,000 tranche A term loan facility and a $305,000 tranche B term loan facility and (2) a $160,000 revolving credit facility (including a letter of credit sub-facility).  Upon the closing of the Discount acquisition, the Company used $485,000 of borrowings under the new senior credit facility and net proceeds of $185,600 from the sale of the senior subordinated notes to, among other things, pay the cash portion of the acquisition consideration, repay all amounts outstanding under the Company’s then-existing credit facility, repay all outstanding indebtedness of Discount and purchase Discount’s Gallman distribution facility from the lessor. The Company has since amended and restated the senior credit facility as discussed in note 12.

          In accordance with SFAS No. 141, the acquisition has been accounted for under the purchase method of accounting and was effective for accounting purposes on December 2, 2001.  Accordingly, the results of operations of Discount for the period from December 2, 2001 are included in the accompanying consolidated financial statements.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of fair values.  Negative goodwill of $75,724, resulting from excess fair value over the purchase price, was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment.  During the fiscal year ended December 28, 2002, the Company reduced the excess fair value by $16,961 due to purchase accounting adjustments primarily made to adjust the fair market value of certain inventory, equipment, the related deferred income tax effects and to reduce certain severance and relocation liabilities.  The purchase price was $481,688 (including acquisition costs incurred during the fiscal year ended December 28, 2002 of $711), which primarily consisted of the issuance of 4,310 shares of Advance common stock and 575 options to purchase shares of Advance common stock, cash consideration for $7.50 per share and the “in the money” stock options of $128,479, repayment of Discount’s existing debt and prepayment penalties of $204,711 and the purchase of Discount’s Gallman distribution facility from the lessor for $34,062. The cost assigned to the 4,310 shares of common stock is $106,025 and was determined based on the market price of Discount’s common stock on the approximate announcement date of the acquisition. The cost assigned to the 575 options to purchase common stock is $1,104 and was determined using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 3.92%; (ii) an expected life of two years; (iii) a volatility factor of .40; (iv) a fair value of common stock of $24.60; and (v) expected dividend yield of zero. The following table summarizes the amounts assigned to assets acquired and liabilities assumed at the date of the acquisition, including additional purchase accounting adjustments through December 28, 2002.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

December 2, 2001

Current Assets:
Cash and cash equivalents	$6,030
Receivables, net	16,926
Inventories	178,671
Other current assets	35,143
Property and equipment	333,479
Assets held for sale	29,525
Other assets (a)	9,891

Total assets acquired	609,665
Current liabilities:
Bank overdrafts	(15,470)
Accounts payable	(58,852)
Current liabilities (b)	(52,450)
Other long-term liabilities (b)	(1,205)

Total liabilities assumed	(127,977)
Net assets acquired	$481,688

(a)	Includes $1,731 assigned to the Discount trade dress with a useful life of approximately 3 years.
(b)	Includes restructuring liabilities established in purchase accounting of approximately $8,251 for severance and relocation costs, facility and other exit costs.

          Total acquisition costs related to the transaction were approximately $9,515.  For the fiscal years ended December 28, 2002 and December 29, 2001, the Company incurred $35,532 and $4,854, respectively, of merger and integration and merger-related restructuring expenses.  These expenses reresent non-recurring costs associated with integrating the Discount operations.

          The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:

	Years Ended

	2001	2000

Net sales	$3,144,694	$2,928,036
Income before extraordinary item	33,431	40,403

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

Trak Acquisition

          On July 23, 2002, the Company announced that it had received bankruptcy court approval to acquire certain assets of Trak Auto Corporation, or Trak, including the leases on 55 stores in Virginia, Washington, D.C. and

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

Maryland.  On September 20, 2002, the Company agreed to acquire two additional Trak stores.  The acquisition has been accounted for under the purchase method of accounting and, accordingly, each store’s results of operations has been included in the Company’s financial records from the date each store was transferred to the Company.  Negative goodwill of $1,687, resulting from excess fair value over the purchase price, was allocated proportionately as a reduction to certain noncurrent assets.  As of December 28, 2002, the Company had taken ownership and converted all 57 stores, assumed the respective lease obligations and had paid $12,465 for inventory and fixtures.

Carport Acquisition

          On April 23, 2001, the Company completed its acquisition of Carport Auto Parts, Inc., or Carport. The acquisition included a net 30 retail stores located in Alabama and Mississippi, and substantially all of the assets used in Carport’s operations. The acquisition has been accounted for under the purchase method of accounting and, accordingly, Carport’s results of operations have been included in the Company’s consolidated statement of operations since the acquisition date.

          The purchase price of $21,533 has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. This allocation resulted in the recognition of $3,695 in goodwill, of which $444 was amortized during fiscal 2001.

4. Restructuring and Closed Store Liabilities:

          The Company’s restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of mergers and acquisitions, including the fiscal 1998 merger with Western Auto Supply Company, or Western, and the fiscal 2001 acquisitions of Carport and Discount. The Company recognizes a provision for future obligations at the time a decision is made to close a facility, primarily store locations.  The provision for closed facilities includes the present value of the remaining lease obligations, reduced by the present value of estimated revenues from subleases, and management’s estimate of future costs of insurance, property tax and common area maintenance.  The Company uses discount rates ranging from 5.0% to 7.7%.  Expenses associated with the ongoing restructuring program are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  From time to time these estimates require revisions that affect the amount of the recorded liability.  The effect of these changes in estimates is netted with new provisions and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Closed Store Liabilities

          During fiscal 2002, the Company closed or relocated 11 of the 12 stores identified in fiscal 2001 as not meeting profitability objectives and decided to close or relocate 57 additional stores that did not meet profitability objectives, 36 of which were closed at December 28, 2002. As part of the integration of Discount, the Company has closed all of the Advance Auto Parts stores that were identified in overlapping markets with certain Discount Auto Parts stores at December 29, 2001.

          In connection with the Western merger and the Discount acquisition, the Company assumed the restructuring reserves related to the acquired operations.  As of December 28, 2002, these restructuring reserves relate primarily to ongoing lease obligations for closed store locations.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

          A reconciliation of activity with respect to these restructuring accruals is as follows:

	Severance	Other Exit Costs	Total

Balance, January 1, 2000	$18	$9,963	$9,981
New provisions	—	1,768	1,768
Change in estimates	—	(95)	(95)
Reserves utilized	(18)	(4,848)	(4,866)

Balance, December 30, 2000	—	6,788	6,788
New provisions	475	8,285	8,760
Change in estimates	—	11	11
Reserves utilized	(475)	(5,441)	(5,916)

Balance, December 29, 2001	—	9,643	9,643
New provisions	—	3,808	3,808
Change in estimates	—	725	725
Reserves utilized	—	(5,284)	(5,284)

Balance, December 28, 2002	$—	$8,892	$8,892

          As of December 28, 2002, these accruals represent the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements. All of these reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect the Company’s consolidated statement of operations. This liability, along with those associated with mergers and acquisitions, is recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying consolidated balance sheets.

Restructuring Associated with Mergers and Acquisitions

          As a result of the Western merger, the Company established restructuring reserves in connection with the decision to close certain retail stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain team members of Western.  Additionally, the Carport acquisition resulted in restructuring reserves for closing certain acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative team members.  At December 28, 2002, the remaining liabilities associated with these activities primarily relate to the settlement of facility exit costs.

          As of the date of the Discount acquisition, management formalized a plan to close certain Discount Auto Parts stores in overlapping markets or stores not meeting the Company’s profitability objectives, to relocate certain Discount administrative functions to the Company’s headquarters and to terminate certain management, administrative and support team members of Discount.  During the fiscal year ended December 28, 2002, the Company reduced its purchase price liabilities for severance and relocation costs by $3,348, primarily for voluntary terminations and certain Discount team members that accepted positions with the Company. The Company also reduced its purchase price liabilities for store and other exit costs by $1,039 as a result of executing lease buyouts or subleases. At December 28, 2002, 109 Discount stores were closed, 107 of which were closed during fiscal 2002. The Company has completed the closure of Discount Auto Parts stores in overlapping markets. Additionally, the Company has finalized its plan for termination of Discount team members and expects to terminate the last team members in 2003.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

          A reconciliation of activity with respect to these restructuring accruals is as follows:

	Severance	Relocation	Other Exit Costs	Total

Balance at January 1, 2000	$3,510	$—	$7,825	$11,335
Purchase accounting adjustments	—	—	(1,261)	(1,261)
Reserves utilized	(3,510)	—	(2,767)	(6,277)

Balance at December 30, 2000	—	—	3,797	3,797
Purchase accounting adjustments	9,292	611	3,606	13,509
Reserves utilized	(837)	—	(2,500)	(3,337)

Balance at December 29, 2001	8,455	611	4,903	13,969
Purchase accounting adjustments	(3,129)	(219)	(1,039)	(4,387)
Reserves utilized	(3,674)	(367)	(1,238)	(5,279)

Balance at December 28, 2002	$1,652	$25	$2,626	$4,303

          Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements. All of these reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect the Company’s consolidated statement of operations.

5. Receivables:

Receivables consist of the following:

	December 28, 2002	December 29, 2001

Trade:
Wholesale	$7,042	$8,965
Retail	18,836	19,857
Vendor	67,057	55,179
Installment	15,409	15,430
Related parties	962	1,100
Employees	704	510
Other	1,484	2,380

Total receivables	111,494	103,421
Less: Allowance for doubtful accounts	(8,965)	(9,890)

Receivables, net	$102,529	$93,531

6. Inventories, net

          Inventories are stated at the lower of cost or market.  Inventory quantities are tracked through a perpetual inventory system.  The Company uses a cycle counting program in all distribution centers, Parts Delivered Quickly warehouses, or PDQs, and retail stores to ensure the accuracy of the perpetual inventory quantities and establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 91% and 90% of inventories at December 28, 2002 and December 29, 2001, respectively, and the first-in, first-out (“FIFO”) method for remaining inventories.  The Company capitalizes certain purchasing and warehousing costs into inventory.  Purchasing and warehousing costs included in inventory, at FIFO, at December 28, 2002 and December 29, 2001, were $69,160 and $69,398, respectively.  The nature of the Company’s inventory is such that the risk of obsolescence is minimal.  In addition, the Company has historically been able to return excess items to the vendor for credit.  The Company does provide reserves where less than full credit will be received for such returns and where the Company anticipates that items will be sold at retail for prices that are less than recorded cost.  Inventories consist of the following:

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

	December 28, 2002	December 29, 2001

Inventories at FIFO, net	$988,856	$935,181
Adjustments to state inventories at LIFO	59,947	46,819

Inventories at LIFO, net	$1,048,803	$982,000

          Replacement cost approximated FIFO cost at December 28, 2002 and December 29, 2001.

          During the fourth quarter of fiscal 2001, the Company recorded a non-recurring expense of $10,493 ($9,099 in gross profit and $1,394 in selling, general and administrative expenses) related to the Company’s supply chain initiatives.  These initiatives reduced the Company’s overall inventory investment as a result of only offering selective products in specific store locations or regions.  The gross profit charge relates primarily to restocking and handling fees associated with inventory identified for return to the Company’s vendors.  Additionally, the general and administrative expenses included costs associated with the relocation of certain equipment from a distribution facility closed as part of these initiatives. At December 28, 2002, inventories are stated net of the remaining allowance for the supply chain initiatives recorded through gross profit of $1,745.

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

          Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. Depreciation and amortization expense was $94,090, $70,745 and $66,826 for the fiscal years ended 2002, 2001 and 2000, respectively.

          Property and equipment consists of the following:

	Original Useful Lives	December 28, 2002	December 29, 2001

Land and land improvements	0 - 10 years	$178,513	$170,780
Buildings	40 years	209,457	199,304
Building and leasehold improvements	10 - 40 years	101,019	91,338
Furniture, fixtures and equipment	3 - 12 years	505,044	433,518
Vehicles	2 - 10 years	32,516	32,047

Other		15,724	23,499

		1,042,273	950,486
Less - Accumulated depreciation and amortization		(313,841)	(239,204)

Property and equipment, net		$728,432	$711,282

          The Company adopted the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”  This statement requires companies to capitalize certain expenditures related to development of or obtaining computer software for internal use. The Company capitalized approximately $2,888, $19,699 and $9,400 in primarily third party costs incurred in the development of internal use computer software during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

8. Assets Held for Sale

          The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. At December 28, 2002 and December 29, 2001, the Company’s assets held for sale were $28,346 and $60,512, respectively, primarily consisting of closed stores as a result of the Discount integration and a closed distribution center in the retail segment.

          During fiscal 2001, the Company recorded an impairment charge of $12,300, to reduce the carrying value of certain non-operating facilities to their estimated fair market value. $4,700 of the charge represents the write-down of a closed distribution center acquired as part of the Western merger included in the Wholesale segment. $4,600 represents the reduction in carrying value of the former Western Auto corporate office also acquired in the Western merger. Both of these facilities were disposed of in fiscal 2002. The remaining $3,000 represents a reduction to the carrying value of a recently closed distribution center in Jeffersonville, Ohio, held in the Retail segment, that was identified for closure as part of the Company’s supply chain initiatives. The carrying value for these properties included in assets held for sale was $5,800 and $13,800 at December 28, 2002 and December 29, 2001, respectively. The reduction in these book values represents the Company’s best estimate of fair market value based on recent marketing efforts to attract buyers for these properties.

          During fiscal 2000, the Company also recorded an impairment related to the Western Auto corporate office space. The impairment charge of $856 reduced the carrying value to $8,000.

9. Other Assets:

          As of December 28, 2002 and December 29, 2001, other assets include deferred debt issuance costs of $13,023 and $24,050, respectively (net of accumulated amortization of $4,919 and $2,707, respectively), relating primarily to the financing in connection with the Discount acquisition and the fiscal 1998 recapitalization. Such costs are being amortized over the term of the related debt (5 years to 11 years). In March 2003, the Company amended and restated its senior credit facility to add incremental borrowings of $350,000 and issued a call notice to repurchase and retire all of its currently outstanding senior subordinated notes and senior discount debentures.  Accordingly, the Company will write-off $9,278 in deferred debt issuance cost included in other assets. At December 29, 2001 other assets also include the non-current portion of deferred income tax assets.

10. Accrued Expenses:

          Accrued expenses consist of the following:

	December 28, 2002	December 29, 2001

Payroll and related benefits	$75,767	$58,656
Restructuring and closed store liabilities	5,992	15,879
Warranty	15,620	21,587
Other	110,726	80,072

Total accrued expenses	$208,105	$176,194

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

11. Other Long-term Liabilities:

          Other long-term liabilities consist of the following:

	December 28, 2002	December 29, 2001

Employee benefits	$21,321	$22,152
Restructuring and closed store liabilities	7,203	7,733
Other	34,039	6,388

Total other long-term liabilities	$62,563	$36,273

12. Long-term Debt:

          Long-term debt consists of the following:

	December 28, 2002	December 29, 2001

Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest rates (3.69% at December 28, 2002), due November 2006	$82,989	$180,000
Tranche B, Senior Secured Term Loan at variable interest rates (7.00% at December 29, 2001), due November 2007	—	305,000
Tranche C, Senior Secured Term Loan at variable interest rates (3.69% at December 28, 2002), due November 2007	248,099	—
Revolving facility at variable interest rates (5.50% at December 28, 2002), due November 2006	1,700	10,000
McDuffie County Authority taxable industrial development revenue bonds, issued December 31,1997, interest due monthly at an adjustable rate established by the Remarketing Agent (2.10% at December 29, 2001),repaid on November 1, 2002	—	10,000
Subordinated Debt:
Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008 (called March 2003)	151,450	169,450
Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008, face amount of $174,365 less unamortized discount of $10,912 and $14,087 at December 28, 2002 and December 29, 2001, respectively (called March 2003)	163,453	185,913

	647,691	860,363
Less: Current portion of long-term debt	(10,690)	(23,715)

Long-term debt, excluding current portion	$637,001	$836,648

          During 2002, the Company repaid a portion of its tranche A and tranche B term loan facilities and refinanced the remaining portion of its tranche B term loan facility under its existing senior credit facility by amending and restating the credit facility to add a new $250,000 tranche C term loan facility. The borrowings under the tranche C term loan facility were used to refinance the tranche B term loan facility. The tranche B term loan facility was initially issued for $305,000 in fiscal 2001 in connection with the Discount acquisition and had a balance of $265,000 prior to the refinancing. In conjunction with the extinguishment of this debt, the Company wrote-off deferred financing costs in accordance with Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The write-off of these costs are classified as an extraordinary loss

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

of $5,228, net of $3,314 income taxes, in the accompanying consolidated statements of operations. At December 28, 2002, the credit facility provided for (1) $331,088 in term loans, consisting of a $82,989 tranche A term loan facility and a $248,099 tranche C term loan facility and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sublimit of $35,000).  As of December 28, 2002, the Company had borrowed $1,700 under the revolving credit facility and had $17,148 in letters of credit outstanding, which reduced availability under the credit facility to $141,152.

          The amended tranche A term loan facility amortization schedule currently reflects required repayments of $1,428 on May 31, 2003, $7,195 on November 30, 2003, $11,449 in May and November 2004 and $12,867 each May and November during 2005 and 2006 through maturity on November 30, 2006.  Under the amended credit facility, the tranche C term loan facility requires scheduled repayments of $2,067 semi-annually beginning November 30, 2003 through May 31, 2007, and the Company will be required to pay the remaining balance at maturity on November 30, 2007.

          In March 2003, the Company amended and restated its senior credit facility to add incremental facilities of $350,000 in the form of a tranche A-1 term loan facility of $75,000 and a tranche C-1 term loan facility of $275,000. The tranche A-1 term loan facility matures on November 30, 2006 and provides for amortization of $1,290 on May 31, 2003, $6,502 on on November 30, 2003, $10,348 in May and November 2004 and $11,628 each May and November in 2005 and 2006 through maturity on November 30, 2006.  The tranche C-1 term loan facility matures on November 30, 2007 and amortizes in semi-annual installments of $2,292 million for the four years commencing on November 30, 2003, with a final payment of $256,664 million due in November 2007. The amendment also modifies certain financial covenants and the existing pricing grid.  The incremental facilities will be used to repurchase and retire the Company’s currently outstanding senior subordinated notes and Advance Auto’s senior discount debentures.

          The interest rates on the tranche A and A-1 term loan facilities, the revolving credit facility and the tranche C and C-1 term loan facilities are based, at the Company’s option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. Under the Company’s senior credit facility as amended in March 2003, until its delivery of its financial statements for the third fiscal quarter ending on October 4, 2003, the initial margins for the tranche A and A-1 term loan facilities, the tranche C and C-1 term loan facilities and the revolving facility are 2.75% and 1.75% per annum for the adjusted LIBOR rate and alternate base rate borrowings, respectively. The margins subsequent to such date will be determined by a pricing grid based on the Company’s leverage ratio at that time. If the Company’s leverage ratio reduces to greater than or equal to 1.50 to 1.00 and less than 2.00 to 1.00 the margin applicable to each of the facilities will step down to a LIBOR spread of 2.50% per annum and down to 2.25% per annum if the Company achieves a leverage ratio of less than 1.50 to 1.00.

          A commitment fee of 0.500% per annum is charged on the unused portion of the revolving credit facility, payable quarterly in arrears. The commitment fee applicable to the revolving credit facility will be reduced to 0.375% per annum at such time after delivering the Company’s third quarter financial statements to the banks’ administrative agent if its leverage ratio reduces to less than 2.00 to 1.00.

          Borrowings under the senior credit facility are required to be prepaid, subject to certain exceptions, with (1) 50% of the Excess Cash Flow (as defined in the senior credit facility) unless the Company’s Senior Leverage Ratio at the end of any fiscal year is less than or equal to 1.00 to 1.00, in which case 25% of Excess Cash Flow for such fiscal year will be required to be repaid, (2) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, subject to certain exceptions (including exceptions for reinvestment of certain asset sale proceeds within 270 days of such sale and certain sale-leaseback transactions), and (3) 100% of the net proceeds of certain issuances of debt or equity by the Company and its subsidiaries.

          Voluntary prepayments and voluntary reductions of the unutilized portion of the revolving credit facility are permitted in whole or in part, at the Company’s option, in minimum principal amounts specified in the senior credit facility, without premium or penalty, subject to reimbursement of the lenders’ redeployment costs in the case of a prepayment of adjusted LIBOR borrowings other than on the last day of the relevant interest period. Voluntary prepayments under the tranche A and A1 term loan facilities and the tranche C and C1 term loan facilities will (1) generally be allocated among those facilities on a pro rata basis (based on the then outstanding principal amount of the loans under each facility) and (2) within each such facility, be applied to the installments under the amortization schedule within the following 12 months under such facility and all remaining amounts will be applied pro rata to the remaining amortization payments under such facility.

          The senior credit facility is guaranteed by stores and by each of its existing domestic subsidiaries and will be guaranteed by all future domestic subsidiaries. The senior credit facility is secured by a first priority lien on substantially all, subject to certain exceptions, of the stores’ properties and assets and the properties and assets of its existing domestic subsidiaries (including Discount and its subsidiaries) and will be secured by the properties and assets of its future domestic subsidiaries. The senior credit facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) declare dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

investments, (5) incur additional debt (including hedging arrangements), (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of the Company’s business and the business conducted by its subsidiaries and (9) change the holding company status of the Parent. The Company is required to comply with financial covenants with respect to a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio, a maximum senior leverage ratio and maximum limits on capital expenditures.

          In November 2002, the Company repurchased the entire $10,000 of indebtedness under the industrial development revenue bonds, from which the proceeds were used to construct one of the Company’s distribution centers.

Subordinated Debt:

          The 1998 Senior Subordinated Notes, or the Notes, and the 2001 Senior Subordinated Notes, or the New Notes, are both unsecured and are subordinate in right of payment to all existing and future Senior Debt. In March 2003, the Company executed a call notice for the currently outstanding Notes and New Notes.  The New Notes accrete at an effective yield of 11.875% less cash interest of 10.250% through maturity in April 2008. As of December 28, 2002 and December 29, 2001, the New Notes have been accreted by $1,788 and $309, respectively, with corresponding interest expense of $1,479 and $309 for the fiscal years ended December 28, 2002 and December 29, 2001, respectively. The Notes and New Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003.

          Upon the occurrence of a change of control, each holder of the Notes and the New Notes will have the right to require the Company to repurchase all or any part of such holder’s Notes and New Notes at an offering price in cash equal to 101 percent of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase in the case of any such purchase prior to April 15, 2003.

          The Notes and the New Notes contain various non-financial restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to issue preferred stock, repurchase stock and incur certain indebtedness, engage in transactions with affiliates, pay dividends or certain other distributions, make certain investments and sell stock of subsidiaries.

          During fiscal 2002, the Company repurchased and retired a portion of the Notes and New Notes at prices ranging from 106 to 107 percent on the total face value purchased of $43,635.  The premiums paid and the write-off of the related deferred financing costs are classified as an extraordinary loss of $3,619, net of $2,295 income taxes, in the accompanying consolidated statements of operations.

          During fiscal 2000, the Company repurchased on the open market $30,550 face value of Notes at a price ranging from 81.5 to 82.5 percent of their face value. Accordingly, the Company recorded a gain related to the extinguishment of this debt of $2,933, net of $1,759 provided for income taxes and $868 for the write off of the associated deferred debt issuance costs.

          As of December 28, 2002, the Company was in compliance with the covenants of the senior credit facility, the Notes and the New Notes. Substantially all of the net assets of the Company’s subsidiaries are restricted at December 28, 2002.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

          At December 28, 2002, the aggregate future annual maturities of long-term debt, net of the unamortized discount related to the Notes, New Notes, are as follows:

2003	$10,690
2004	27,033
2005	29,869
2006	31,569
2007	233,627
Thereafter	314,903

$647,691

13. Income Taxes:

          Provision (benefit) for income taxes for fiscal 2002, fiscal 2001 and fiscal 2000 consists of the following:

	Current	Deferred	Total

2002-
Federal	$(7,850)	$51,870	$44,020
State	336	6,415	6,751

	$(7,514)	$58,285	$50,771

2001-
Federal	$13,874	$2,352	$16,226
State	513	(1,600)	(1,087)

	$14,387	$752	$15,139

2000-
Federal	$8,005	$3,897	$11,902
State	1,846	113	1,959

	$9,851	$4,010	$13,861

          The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	2002	2001	2000

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle at statutory U.S. federal income tax rate	$47,272	$13,934	$12,961
State income taxes, net of federal income tax benefit	4,388	(707)	1,159
Non-deductible interest & other expenses	468	638	631
Valuation allowance	241	44	914
Other, net	(1,598)	1,230	(1,804)

	$50,771	$15,139	$13,861

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

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

assets and liabilities for financial reporting purposes and for income tax reporting purposes. Net deferred income tax balances are comprised of the following:

	December 28, 2002	December 29, 2001

Deferred income tax assets	$69,346	$58,157
Deferred income tax liabilities	(92,158)	(38,020)

Net deferred income tax (liabilities) assets	$(22,812)	$20,137

          The Company incurred financial reporting and tax losses in 1999 primarily due to integration and interest costs incurred as a result of the fiscal 1998 Western merger and the 1998 recapitalization. At December 28, 2002 and December 29, 2001, the Company has cumulative net deferred income tax liabilities of ($22,812) and assets of $20,137, respectively. The gross deferred income tax assets also include federal and state net operating loss carryforwards, or NOLs, of approximately $23,458. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2022. The Company believes it will realize these tax benefits through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in various jurisdictions, the Company recorded a valuation allowance of $1,795 as of December 28, 2002 and $1,554 as of December 29, 2001. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

          Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	December 28, 2002	December 29, 2001

Current deferred income taxes-
Inventory valuation differences	$(53,372)	$(18,783)
Accrued medical and workers compensation	8,355	7,233
Accrued expenses not currently deductible for tax	21,490	26,753
Net operating loss carryforwards	15,586	3,916
Minimum tax credit carryforward (no expiration)	7,611	5,599

Total current deferred income taxes	$(330)	$24,718

Long-term deferred income taxes-
Property and equipment	(36,991)	(19,237)
Postretirement benefit obligation	7,393	8,013
Amortization of bond discount	645	117
Net operating loss carryforwards	7,872	2,680
Valuation allowance	(1,795)	(1,554)
Other, net	394	5,400

Total long-term deferred income taxes	$(22,482)	$(4,581)

          These amounts are recorded in other current assets, other current liabilities and other assets in the accompanying consolidated balance sheets, as appropriate.

          The Company currently has four years that are open to audit by the Internal Revenue Service. In addition, various state and foreign income tax returns for several years are open to audit. In management’s opinion, any amounts assessed will not have a material effect on the Company’s financial position or results of operations.

          Additionally, the Company has certain periods open to examination by taxing authorities in various states and foreign jurisdictions for sales, use and excise taxes. In management’s opinion, any amounts assessed will not have a material effect on the Company’s financial position or results of operations.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

14. Lease Commitments:

          The Company leases store locations, distribution centers, office space, equipment and vehicles under lease arrangements that extend through 2024, some of which are with related parties.

          At December 28, 2002, future minimum lease payments due under non-cancelable operating leases are as follows:

	Related
	Other (a)	Parties (a)	Total

2003	$148,794	$3,447	$152,241
2004	136,149	2,537	138,686
2005	116,379	2,240	118,619
2006	98,220	1,764	99,984
2007	85,574	140	85,714
Thereafter	348,889	307	349,196

	$934,005	$10,435	$944,440

(a)     The Other and Related Parties columns include stores closed as a result of the Company’s restructuring plans.

          At December 28, 2002 and December 29, 2001, future minimum sub-lease income to be received under non-cancelable operating leases is $9,937 and $8,935, respectively.

          Net rent expense for fiscal 2002, fiscal 2001 and fiscal 2000 was as follows:

	2002	2001	2000

Minimum facility rentals	$140,929	$122,512	$112,768
Contingent facility rentals	1,059	811	1,391
Equipment rentals	6,112	2,341	1,875
Vehicle rentals	6,419	6,339	6,709

	154,519	132,003	122,743
Less: Sub-lease income	(3,250)	(2,558)	(1,747)

	$151,269	$129,445	$120,996

          Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Certain leases contain rent escalation clauses, which are recorded on a straight-line basis. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

          Rental payments to related parties of approximately $3,752 in fiscal 2002, $3,824 in fiscal 2001 and $3,921 in fiscal 2000 are included in net rent expense for open stores.  Rent expense associated with closed locations is included in other selling, general and administrative expenses.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

15. Installment Sales Program:

          A subsidiary of the Company maintains an in-house finance program, which offers financing to retail customers.  Finance charges of $3,901, $3,343 and $3,063 on the installment sales program are included in net sales in the accompanying consolidated statements of operations for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The cost of administering the installment sales program is included in selling, general and administrative expenses.

16. Contingencies:

           In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include tax and legal matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

          In February 2000, the Coalition for a Level Playing Field and over 100 independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit styled Coalition for a Level Playing Field, et al. v. AutoZone, Inc. et al., Case No. 00-0953 in the United States District Court for the Eastern District of New York against various automotive parts and accessories retailers. In March 2000, the Company was notified that it had been named defendants in the lawsuit. The plaintiffs claimed that the defendants knowingly induced and received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. In January 2003, a trial was held and the jury found that the Company did not violate the Robinson-Patman Act.

          The Company’s Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company, Discount and Parts America also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. The number of cases in which the Company or one of its subsidiaries has been named as a defendant has increased in the past year. Many of the cases pending against the Company or its subsidiaries were filed recently and are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers that are named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. The Company believes that it has valid defenses against these claims. The Company also believes that most of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on it. However, if the Company was to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse affect on its operating results, financial position and liquidity. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position and liquidity in future periods.

          Sears, Roebuck and Co., or Sears, has agreed to indemnify the Company for certain other litigation and environmental matters of Western that existed as of the Western merger date. The Company recorded a receivable from Sears of approximately $2,685 relating to certain environmental matters that had been accrued by Western as of the Western merger date. During the first quarter of 2001, the Company received notification from Sears that certain of these matters have been settled. Accordingly, the Company reversed $2,500 of the previously recorded $2,685 receivable due from Sears and reduced the corresponding environmental liability. Additionally, as of the Western merger date, Sears has agreed to indemnify partially the Company for up to 5 years for certain additional environmental matters that may arise relating to the period prior to the Western merger. The Company’s maximum exposure during the indemnification period for certain matters covered in the Western merger agreement is $3,750.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

          In October 2000, a vendor repudiated a long-term purchase agreement entered into with the Company in January 2000. The Company filed suit against the vendor in November of fiscal 2000 to recover monetary damages. Based on consultation with the Company’s legal counsel, management believed the purchase agreement was entered into in good faith and it was highly probable that the Company would prevail in its suit. Therefore, the Company recorded a gain of $3,300, which represented actual damages incurred through December 30, 2000, as a reduction of cost of sales in the accompanying consolidated statement of operations for the year ended December 30, 2000. Related income taxes and legal fees of $1,300 were also recorded in the accompanying consolidated statement of operations for the year ended December 30, 2000. During the first quarter of fiscal 2001, the Company reached a settlement with this vendor and recorded a net gain of $8,300 as a reduction to cost of sales in the accompanying consolidated statement of operations for the year ended December 29, 2001.

          The Company is also involved in various other claims and lawsuits arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position or results of operations.

          The Company is self-insured with respect to workers’ compensation and health care claims for eligible active team members. In addition, the Company is self-insured for general and automobile liability claims. The Company maintains certain levels of stop-loss insurance coverage for these claims through an independent insurance provider. The cost of self-insurance claims is accrued based on actual claims reported plus an estimate for claims incurred but not reported. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information becomes available.

          The Company has entered into employment agreements with certain team members that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination of the team member by the Company. The maximum contingent liability under these employment agreements is approximately $7,309 and $10,231 at December 28, 2002 and December 29, 2001, respectively.

17. Other Related-party Transactions:

          The Company and Sears have entered into agreements that provide for the Western stores to continue to purchase, at normal retail prices, and carry certain Sears branded products during periods defined in the agreements. The Company purchased directly from the manufacturers of Sears branded products of approximately $6,100, $4,600 and $9,200 for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The Company is also a first-call supplier of certain automotive products to certain Sears Automotive Group stores. Additionally, Sears arranged to buy from the Company certain products in bulk for its automotive centers through January 1999. These transactions are completed at the Company’s normal retail prices. These amounts are included in net sales to Sears in the following table and have been negotiated based on the fair values of the underlying transactions.

          The following table presents the related party transactions with Sears for fiscal 2002, 2001 and 2000:

	Years Ended

	December 28, 2002	December 29, 2001	December 30, 2000

Net sales to Sears	$7,047	$7,535	$7,487
Credit card fees expense	246	339	405

          In December 2002, Sears disposed of its complete equity interest in the Parent and as of that date was no longer considered a related party.  The Company also enters into intercompany transactions with the Parent in the normal course of its business.  These transactions are primarily related to intercompany loans and current and deferred income tax assets and liabilities.  As of December 28, 2002 and December 29, 2001, the Company had a net payable to its Parent of $777 and $1,102, respectively.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

          In September 2001, the Company loaned a member of the Board of Directors $1,300. This loan was evidenced by a full recourse promissory note bearing interest at prime rate, payable annually, and due in full in five years from its inception. Payment of the promissory note was secured by a stock pledge agreement that granted the Company a security interest in all shares of the Parent’s common stock owned by the board member under the Parent’s stock subscription plan. In June 2002, the loan was repaid in full.

18. Benefit Plans:

401(k) Plan

          The Company maintains a defined contribution team member benefit plan, which covers substantially all team members after one year of service. The plan allows for team member salary deferrals, which are matched at the Company’s discretion.  Company contributions were $6,930, $5,238 and $5,245 in fiscal 2002, fiscal 2001, and fiscal 2000. All team members covered under the Discount plan were included in the Company’s plan effective May 31, 2002.

          The Company also maintains a profit sharing plan covering Western team members that was frozen prior to the Western Merger on November 2, 1998. This plan covered all full-time team members who had completed one year of service and had attained the age of 21 on the first day of each month. All team members covered under this plan were included in the Company’s plan on December 28, 2002.

Deferred Compensation

          The Company maintained an unfunded deferred compensation plan established for certain key team members of Discount prior to the acquisition on November 28, 2001, which the Company terminated on May 31, 2002. The Company assumed the plan liability of $1,382 through the Discount acquisition. The Company has reflected this liability in accrued expenses in the accompanying consolidated balance sheets.

          The Company maintains an unfunded deferred compensation plan established for certain key team members of Western prior to the fiscal 1998 Western merger. The Company assumed the plan liability of $15,253 through the Western merger. The plan was frozen at the date of the Western merger. As of December 28, 2002 and December 29, 2001, $2,998 and $4,291, respectively, was accrued with the current portion included in accrued expenses and the long-term portion in other long-term liabilities in the accompanying consolidated balance sheets.

Postretirement Plan

          The Company provides certain health care and life insurance benefits for eligible retired team members. Team members retiring from the Company with 20 consecutive years of service after age 40 are eligible for these benefits, subject to deductibles, co-payment provisions and other limitations.  Effective December 2002, the Company amended its postretirement plan to only include benefits for team members who are eligible at January 1, 2005.  This negative plan amendment also resulted in a curtailment gain of $2,939, which will be amortized over 12 years consistent with the provisions of SFAS 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.”

          The estimated cost of retiree health and life insurance benefits is recognized over the years that the team members render service as required by SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” The initial accumulated liability, measured as of January 1, 1995, the date the Company adopted SFAS No. 106, is being recognized over a 20-year amortization period.

          Other financial information related to the plans was determined by the Company’s independent actuaries as of December 28, 2002, December 29, 2001 and December 30, 2000. The following provides a reconciliation of the accrued benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets and the funded status of the plan:

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of the year	$17,360	$22,082
Service cost	473	326
Interest cost	1,239	1,584
Benefits paid	(2,471)	(2,842)
Curtailment gain	(2,939)	—
Actuarial loss (gain)	9,340	(3,790)

Benefit obligation at end of the year	23,002	17,360

Change in plan assets:
Fair value of plan assets at beginning of the year	—	—
Employer contributions	2,471	2,842
Benefits paid	(2,471)	(2,842)

Fair value of plan assets at end of year	—	—

Reconciliation of funded status:
Funded status	(23,002)	(17,360)
Unrecognized transition obligation	10	752
Unrecognized actuarial (gain) loss	3,915	(3,260)

Accrued postretirement benefit cost	$(19,077)	$(19,868)

                      Net periodic postretirement benefit cost is as follows:

	2002	2001	2000

Service cost	$473	$326	$451
Interest cost	1,239	1,584	1,532
Amortization of the transition obligation	58	58	58
Amortization of recognized net gains	(89)	—	—

	$1,681	$1,968	$2,041

          The postretirement benefit obligation was computed using an assumed discount rate of 6.75% in 2002 and 7.5% in 2001. The health care cost trend rate was assumed to be 12.5% for 2002, 11.5% for 2003, 10.5% for 2004, 9.5% for 2005, 8.5% for 2006, 7.5% for 2007, and 5.0% to 7.0% for 2008 and thereafter.

          If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $1,532 as of December 28, 2002. The effect of this change on the combined service and interest cost would have been an increase of $93 for 2002.

          If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $1,284 as of December 28, 2002. The effect of this change on the combined service and interest cost would have been a decrease of $78 for 2002.

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

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

19. Stock Options:

          The Company maintains a senior executive stock option plan and an executive stock option plan, or the Option Plans, for key team members of the Company. The Option Plans provide for the granting of non-qualified stock options. All options terminate on the seventh anniversary of the grant date. Shares authorized for grant under the senior executive and the executive stock option plans are 1,710 and 3,600, respectively, at December 28, 2002. Subsequent to December 28, 2002, the Company granted 553 fixed price options at an exercise price of $40.38 and 7.5 options at an exercise price of $39.67.

          The Company has historically maintained three types of option plans; Fixed Price Service Options, or Fixed Options, Performance Options, or Performance Options, and Variable Option plans, or Variable Options. The Fixed Options vest over a three-year period in three equal installments beginning on the first anniversary of the grant date. During the fourth quarter of fiscal 2001, the board of directors approved an amendment to the Performance Options and the Variable Options. The amendment accelerated the vesting of the Performance Options by removing the variable provisions under the plan and established a fixed exercise price of $18.00 per share for the Variable Options. As a result of the increase in the Parent’s stock price and the above amendment, the Company recorded a one-time expense of $8,611 in fiscal 2001 to recognize the associated compensation expense. Accordingly, all options under the above mentioned plans are considered fixed for accounting treatment under APB No. 25 as described below.

          Additionally, as a result of the Discount acquisition, the Company converted all outstanding stock options of Discount with an exercise price greater than $15.00 per share to options to purchase the Parent’s common stock. The Company converted 575 options from the executive stock option plan at a weighted-average exercise price of $38.89 per share. These options will terminate on the tenth anniversary of the original option agreement between Discount and the team member.  The fair value of the 575 converted options to purchase the Parent’s common stock was included in the purchase price of Discount.

          As a result of the recapitalization in fiscal 1998, an existing stockholder of the Parent received stock options to purchase up to 500 shares of common stock. The stock options are fully vested, nonforfeitable and provide for a $10.00 per share exercise price, increasing $2.00 per share annually, through the expiration date of April 2005. The fair value of these options, as determined at the grant date were included in the recapitalization in fiscal 1998 as consideration paid to the existing stockholder.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

          Total option activity was as follows:

	2002		2001		2000

Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Fixed Price Service Options
Outstanding at beginning of year	2,438	$24.52	1,610	$18.95	297	$14.79
Granted	552	42.26	343	21.00	1,336	19.80
Converted options in connection with Discount acquisition	—	—	575	38.89	—	—
Exercised	(388)	30.80	(62)	35.07	—	—
Forfeited	(32)	42.31	(28)	17.29	(23)	14.55

Outstanding at end of year	2,570	$27.18	2,438	$24.52	1,610	$18.95

Variable Price Service Options
Outstanding at beginning of year	295	$18.00	297	$15.00	329	$15.00
Granted	—	—	—	—	—	—
Exercised	(191)	18.00	—	—	—	—
Forfeited	(1)	18.00	(2)	15.00	(32)	15.00

Outstanding at end of year	103	$18.00	295	$18.00	297	$15.00

Performance Options
Outstanding at beginning of year	295	$10.00	297	$10.00	329	$10.00
Granted	—	—	—	—	—	—
Exercised	(199)	10.00	—	—	—	—
Forfeited	(1)	10.00	(2)	10.00	(32)	10.00

Outstanding at end of year	95	$10.00	295	$10.00	297	$10.00

Other Options
Outstanding at beginning of year	500	$16.00	500	$14.00	500	$12.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	500	$18.00	500	$16.00	500	$14.00

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

          All of the Variable, Performance and Other options were exercisable as of December 28, 2002 and had remaining contractual lives of 2.3 years. Additional information related to the Fixed options by range of exercise prices is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price of Outstanding Shares	Weighted- Average Remaining Contractual Life of Outstanding Shares (in years)	Number of Shares Exercisable	Weighted Price of Exercise Price of Exercisable Shares

$10.00-$19.99	724	$16.54	4.1	521	$16.43
$20.00-$29.99	1,032	22.02	4.6	574	22.22
$30.00-$39.99	94	35.80	5.2	93	35.80
$40.00-$49.99	607	42.44	5.8	66	45.26
$50.00-$59.99	113	53.39	4.8	106	53.32

	2,570	$27.18	4.8	1,360	$24.47

          During fiscal 2000, the Company granted options at an exercise price of $16.82, which equaled the fair market value determined by the board of directors, and $20.00 and $25.00, which exceeded the then determined fair market value. The weighted-average fair value of options granted at $16.82 was $1.44. The options granted at $20.00 and $25.00 had no fair value on the grant date. During fiscal 2001, the Company granted 343 options at an exercise price of $21.00, the fair value at the date of the grant as determined by the board of directors. The fair value of the options granted at $21.00 was $13.53. During fiscal 2002, the Company granted 537 options at an exercise price of $42.00, 7.5 options at an exercise price of $48.55 and 7.5 options at an exercise price of $54.44 which was the market price of the Company’s stock on the date of grant. The fair value of the options granted during fiscal 2002 was $9.14, $6.55 and $7.34, respectively.

          As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its Fixed Options because the exercise price equaled the fair market value of the underlying stock on the grant date. The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Options, up to the above mentioned amendment in December 2001, was recorded as outstanding stock options in additional paid-in capital. The Company recorded compensation expense related to the Performance Options and Variable Options of $11,735 (including the one-time charge discussed above), and $729 in non-cash stock option compensation expense in the accompanying consolidated statements of operations for the fiscal years ended December 28, 2002, and December 29, 2001, respectively.  No compensation expense was required for the fiscal year ended December 28, 2002.

          The following information is presented as if the Company elected to account for compensation cost related to the stock options using the fair value method as prescribed by SFAS No. 123:

	2002	2001	2000

Net income:
As reported	$75,446	$18,860	$26,104
Pro-forma	$73,552	$14,914	$26,219

          For the above information, the fair value of each option granted in the fiscal 2002 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) weighted average risk-free interest rate of 4.45% and 3.12%; (ii) weighted-average expected life of options of four years; (iii) expected dividend yield of zero and (iv) volatility of 17% and 8%.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

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

          During fiscal 2002, the Company established an employee stock purchase plan under which all eligible team members may purchase common stock at 85% of fair market value (determined quarterly) through payroll deductions.  There are annual limitations on team member purchases of either $25,000 per team member or ten percent of compensation, whichever is less.  Under the plan, team members purchased 15 shares in fiscal 2002.  In May 2002, the Company registered 700 shares with the Securities and Exchange Commission to be issued under the plan.

20. Fair Value of Financial Instruments:

          The carrying amount of cash and cash equivalents, receivables, bank overdrafts, accounts payable, borrowings secured by receivables and current portion of long-term debt approximates fair value because of the short maturity of those instruments. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company. The fair value of all fixed rate long-term debt was determined based on current market prices, which approximated $343,735 (carrying value of $314,903) and $362,044 (carrying value of $355,363) at December 28, 2002 and December 29, 2001, respectively.

21. Segment and Related Information:

          The Company has the following operating segments: Advance, Retail and Wholesale. Advance has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade name “Advance Auto Parts,” “Advance Discount Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” primarily in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees primarily operating under the “Western Auto” trade name.

          The financial information for fiscal 2000 has not been restated to reflect the change in accounting policy related to cooperative advertising funds. Had the new policy been applied in fiscal 2000, gross profit and income before provision for income taxes and extraordinary item in the Retail segment would have been $829,475 and $39,393. The application of the new accounting policy to the Wholesale segment would not be material.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

2002 (a)	Retail	Wholesale (b)	Eliminations	Totals

Net sales (c)	$3,204,141	$83,742	$—	$3,287,883
Gross profit	1,434,407	13,587	—	1,447,994
Operating income	195,985	6,155	—	202,140
Net interest expense	(64,292)	(1,200)	—	(65,492)
Income before provision for income taxes, extraordinary item and change in accounting method (d)	129,960	5,104	—	135,064
Extraordinary item, loss on debt extinguishment, net of $6,449 income taxes	(8,847)	—	—	(8,847)
Segment assets (d)	1,959,265	18,405	(13,819)	1,963,851
Depreciation and amortization	93,095	995	—	94,090
Capital expenditures	97,948	238	—	98,186

2001 (a)

Net sales (c)	$2,419,746	$97,893	$—	$2,517,639
Gross profit	1,052,881	14,046	—	1,066,927
Operating income (loss)	97,475	(8,362)	—	89,113
Net interest expense	(47,686)	(1,882)	—	(49,568)
(Loss) income before (benefit) provision for income taxes, extraordinary item and change in accounting method (d)	50,323	(10,577)	—	39,746
Extraordinary item, loss on debt extinguishment, net of $2,425 income taxes	(3,682)	—	—	(3,682)
Change in accounting method, net of $1,360 income taxes	(2,065)	—	—	(2,065)
Segment assets (d)	1,911,026	26,877	(1,160)	1,936,743
Depreciation and amortization	69,927	1,304	—	71,231
Capital expenditures	63,327	368	—	63,695

2000(a)

Net sales (c)	$2,167,308	$120,714	$—	$2,288,022
Gross profit	881,012	14,883	—	895,895
Operating income	91,590	1,199	—	92,789
Net interest expense	(51,684)	(4,141)	—	(55,825)
Income (loss) before provision (benefit) for income taxes and extraordinary item (d)	39,626	(2,594)	—	37,032
Extraordinary item, gain on debt extinguishment, net of $1,759 income taxes	2,933	—	—	2,933
Segment assets (d)	1,307,839	49,421	(7,964)	1,349,296
Depreciation and amortization	65,625	1,201	—	66,826
Capital expenditures	70,493	73	—	70,566

(a)	Amounts include non-recurring expenses separately disclosed in the accompanying statement of operations.
(b)	During fiscal 2000, the Company transferred certain assets to the Retail segment related to the Western Auto retail operations in Puerto Rico and the Virgin Islands.
(c)	For fiscal years 2002, 2001, and 2000, total net sales include approximately $482,000, $403,000 and $356,000, respectively, related to revenues derived from commercial sales.
(d)	Excludes investment in and equity in net earnings or losses of subsidiaries.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

22. Guarantor Subsidiaries:

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

December 28, 2002	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company

Current assets:
Cash and cash equivalents	$9,435	$5,425	$(975)	$13,885
Receivables, net	77,855	24,674	—	102,529
Inventories	887,906	160,897	—	1,048,803
Other current assets	18,831	99,758	(98,486)	20,103

Total current assets	994,027	290,754	(99,461)	1,185,320
Investment in subsidiaries	298,810	—	(298,810)	—
Property and equipment, net	412,783	315,649	—	728,432
Assets held for sale	23,452	4,894	—	28,346
Due from affiliates	144,394	—	(144,394)	—
Other assets, net	20,316	16,295	(14,858)	21,753

Total assets	$1,893,782	$627,592	$(557,523)	$1,963,851

Current liabilities:
Bank overdrafts	$2,385	$—	$(975)	$1,410
Current portion of long-term debt	10,690	10,690	(10,690)	10,690
Accounts payable	461,833	8,907	—	470,740
Accrued expenses	163,553	262,882	(218,330)	208,105
Other current liabilities	32,102	—	776	32,878

Total current liabilities	670,563	282,479	(229,219)	723,823
Long-term debt	637,001	637,001	(637,001)	637,001
Due to affiliates	—	116,024	(116,024)	—
Other long-term liabilities	46,952	19,206	(3,595)	62,563
Stockholder’s equity (deficit)
Common stock	54	10	(10)	54
Additional paid-in capital	492,295	(312,609)	313,807	493,493
Accumulated comprehensive loss	(592)	—	—	(592)
Retained earnings (accumulated deficit)	47,509	(114,519)	114,519	47,509

Total stockholder’s equity (deficit)	539,266	(427,118)	428,316	540,464

Total liabilities and stockholder’s equity	$1,893,782	$627,592	$(557,523)	$1,963,851

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

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

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

Year Ended December 28, 2002	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company

Net sales	$2,501,336	$801,131	$(14,584)	$3,287,883
Cost of sales, including purchasing and warehousing costs	1,369,252	470,637	—	1,839,889

Gross profit	1,132,084	330,494	(14,584)	1,447,994
Selling, general and administrative expenses	880,082	344,824	(14,584)	1,210,322
Expenses associated with merger and integration	34,935	—	—	34,935
Expenses associated with merger related restructuring	597	—	—	597

Operating income (loss)	216,470	(14,330)	—	202,140
Other, net :
Interest expense	(61,808)	(66,549)	61,954	(66,403)
Equity in earnings of subsidiaries	78,204	—	(78,204)	—
Expenses associated with secondary offering	(1,733)	(1,733)	1,733	(1,733)
Other (expense) income, net	(146,726)	147,786	—	1,060

Total other, net	(132,063)	79,504	(14,517)	(67,076)
Income before provision for income taxes and extraordinary item	84,407	65,174	(14,517)	135,064
Provision for income taxes	114	27,115	23,542	50,771

Income before extraordinary item	84,293	38,059	(38,059)	84,293
Extraordinary item, loss on debt extinguishment, net of $5,609 income taxes	(8,847)	(8,847)	8,847	(8,847)

Net income	$75,446	$29,212	$(29,212)	$75,446

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

Year Ended December 29, 2001	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company

Net sales	$2,191,835	$337,388	$(11,584)	$2,517,639
Cost of sales, including purchasing and warehousing costs	1,210,168	231,445	—	1,441,613
Expenses associated with supply chain initiatives	9,099	—	—	9,099

Gross profit	972,568	105,943	(11,584)	1,066,927
Selling, general and administrative expenses	896,747	62,368	(11,584)	947,531
Expenses associated with supply chain initiatives	1,394	—	—	1,394
Impairment of assets held for sale	3,000	9,300	—	12,300
Expenses associated with merger and integration	1,135	—	—	1,135
Expenses associated with merger related restructuring	3,719	—	—	3,719
Non-cash stock option compensation expense	11,318	417	—	11,735

Operating income	55,255	33,858	—	89,113
Other, net:
Interest expense	(49,058)	(50,755)	49,342	(50,471)
Equity in earnings of subsidiaries	13,041	—	(13,041)	—
Other, net	790	5,077	(4,763)	1,104

Total other, net	(35,227)	(45,678)	31,538	(49,367)
Income (loss) before (benefit) provision for income taxes, extraordinary item and cumulative effect of a change in accounting principle	20,028	(11,820)	31,538	39,746
(Benefit) provision for income taxes	(3,236)	989	17,386	15,139

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	23,264	(12,809)	14,152	24,607
Extraordinary item, loss on debt extinguishment, net of $2,424 income taxes	(3,682)	—	—	(3,682)
Cumulative effect of a change in accounting principle, net of a $1,360 income tax benefit	(722)	(1,343)	—	(2,065)

Net income (loss)	$18,860	$(14,152)	$14,152	$18,860

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

Year Ended December 30, 2000	Advance Stores Company	Guarantor Subsidiaries (a)(b)	Eliminations	Consolidated Advance Stores Company

Net sales	$1,966,463	$334,069	$(12,510)	$2,288,022
Cost of sales, including purchasing and warehousing costs	1,149,311	242,816	—	1,392,127

Gross profit	817,152	91,253	(12,510)	895,895
Selling, general and administrative expenses	756,918	57,162	(12,510)	801,521
Impairment of assets held for sale	856	—	—	856
Non-cash stock option compensation expense	680	49	—	729

Operating income	58,698	34,091	—	92,789
Other, net:
Interest expense	(51,991)	(56,519)	51,991	(56,519)
Equity in earnings of subsidiaries	18,981	—	(18,981)	—
Other, net	310	7,940	(7,488)	762

Total other, net	(32,700)	(48,579)	25,522	(55,757)
Income (loss) before provision (benefit) for income taxes	25,998	(14,488)	25,522	37,032
Provision (benefit) for income taxes	2,827	(6,322)	17,356	13,861

Income (loss) before extraordinary item	23,171	(8,166)	8,166	23,171
Extraordinary item, gain on debt extinguishment, net of $1,759 income taxes	2,933	2,933	(2,933)	2,933

Net income (loss)	$26,104	$(5,233)	$5,233	$26,104

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

Year Ended December 28, 2002	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company

Net cash provided by (used in) operating activities	$210,892	$(58,286)	$86,723	$239,329

Cash flows from investing activities:
Purchases of property and equipment	(67,777)	(30,409)	—	(98,186)
Acquisitions, net of cash acquired	(13,176)	—	—	(13,176)
Proceeds from sales of property and equipment	17,417	15,940	—	33,357

Net cash used in investing activities	(63,536)	(14,469)	—	(78,005)

Cash flows from financing activities:
Decrease in bank overdrafts	(17,313)	(15,425)	(975)	(33,713)
Early extinguishment of debt	(445,851)	(445,851)	445,851	(445,851)
Borrowings under credit facilities	308,100	308,100	(308,100)	308,100
Payments on credit facilities	(66,400)	(66,400)	66,400	(66,400)
Repayment of industrial development bonds	(10,000)	—	—	(10,000)
Payment of debt related costs	(8,889)	(8,889)	8,889	(8,889)
Proceeds from issuance of common stock to Advance Auto Parts, Inc.	90,022	90,022	(90,022)	90,022
Equity impact of debt pushdown	—	209,741	(209,741)	—
Increase in borrowings secured by trade receivables	1,175	—	—	1,175

Net cash (used in) provided by financing activities	(149,156)	71,298	(87,698)	(165,556)

Net decrease in cash and cash equivalents	(1,800)	(1,457)	(975)	(4,232)
Cash and cash equivalents, December 29, 2001	11,235	6,882	—	18,117

Cash and cash equivalents, December 28, 2002	$9,435	$5,425	$(975)	$13,885

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

Year Ended December 29, 2001	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company

Net cash provided by operating activities	$96,741	$6,466	$1,964	$105,171

Cash flows from investing activities:
Purchases of property and equipment	(58,611)	(5,084)	—	(63,695)
Acquisitions, net of cash acquired	(389,953)	—	—	(389,953)
Proceeds from sales of property and equipment	1,940	700	—	2,640

Net cash used in investing activities	(446,624)	(4,384)	—	(451,008)

Cash flows from financing activities:
Increase (decrease) in bank overdrafts	6,790	(915)	—	5,875
Repayments under note payable	(784)	—	—	(784)
Proceeds from issuance of subordinated notes	185,604	185,604	(185,604)	185,604
Early extinguishment of debt	(270,299)	(270,299)	270,299	(270,299)
Borrowings under credit facilities	697,500	697,500	(697,500)	697,500
Payments on credit facilities	(254,701)	(254,701)	254,701	(254,701)
Payment of debt related costs	(17,984)	(17,984)	17,984	(17,984)
Equity impact of debt pushdown	—	(338,156)	338,156	—
Increase in borrowings secured by trade receivables	734	—	—	734

Net cash provided by financing activities	346,860	1,049	(1,964)	345,945

Net (decrease) increase in cash and cash equivalents	(3,023)	3,131	—	108
Cash and cash equivalents, December 30, 2000	14,258	3,751	—	18,009

Cash and cash equivalents, December 29, 2001	$11,235	$6,882	$—	$18,117

Year Ended December 30, 2000	Advance Stores Company	Guarantor Subsidiaries (a)	Eliminations	Consolidated Advance Stores Company

Net cash provided by operating activities	$94,426	$9,277	$85	$103,788

Cash flows from investing activities:
Purchases of property and equipment	(59,799)	(10,767)	—	(70,566)
Proceeds from sales of property and equipment	4,397	1,229	—	5,626

Net cash used in investing activities	(55,402)	(9,538)	—	(64,940)

Cash flows from financing activities:
Increase (decrease) in bank overdrafts	1,931	(335)	—	1,596
Borrowings under note payable	784	—	—	784
Early extinguishment of debt	(24,990)	(24,990)	24,990	(24,990)
Borrowings under credit facilities	278,100	278,100	(278,100)	278,100
Payments on credit facilities	(306,100)	(306,100)	306,100	(306,100)
Proceeds from issuance of Class A common stock	2,053	—	—	2,053
Equity impact of debt pushdown	—	53,075	(53,075)	—
Increase in borrowings secured by trade receivables	5,141	—	—	5,141

Net cash used in financing activities	(43,081)	(250)	(85)	(43,416)

Net decrease in cash and cash equivalents	(4,057)	(511)	—	(4,568)
Cash and cash equivalents, January 1, 2000	18,315	4,262	—	22,577

Cash and cash equivalents, December 30, 2000	$14,258	$3,751	$—	$18,009

(a)	Reflects the pushdown of guaranteed debt, deferred debt issuance costs and related interest and amortization.
(b)	Throughout fiscal 2000, the Company transferred certain assets to Advance Stores Company related to the Western Auto retail operations in Puerto Rico and the Virgin Islands.

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 28, 2002, December 29, 2001, and December 30, 2000
(in thousands, except per share data)

23. Quarterly Financial Data (unaudited):

          The following table summarizes quarterly financial data for fiscal years 2002 and 2001:

2002	First	Second	Third	Fourth

Net sales	$1,004,087	$792,717	$788,662	$702,417
Gross profit	436,508	349,014	349,662	312,810
Income before extraordinary item	15,371	25,497	31,242	12,183
Net income	14,596	19,029	30,947	10,874

          The above fiscal 2002 quarterly information includes non-recurring gains and losses by quarter as follows:

2002	First	Second	Third	Fourth

Expenses associated with merger and integration	10,223	7,520	8,174	9,018
Expenses associated with merger-related restructuring	342	109	74	72

2001	First	Second	Third	Fourth

Net sales	$729,359	$607,478	$598,793	$582,009
Gross profit	311,450	257,228	256,734	241,515
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	6,077	15,830	16,935	(14,235)
Net income (loss)	6,077	15,830	16,935	(19,982)

          The above fiscal 2001 quarterly information includes non-recurring gains and losses by quarter as follows:

2001	First	Second	Third	Fourth

Expenses associated with supply chain initiatives - gross profit	$—	$—	$—	$9,099
Expenses associated with supply chain initiatives - selling, general and administrative expense	—	—	—	1,394
Impairment of assets held for sale	1,600	—	—	10,700
Expenses associated with merger and integration	—	—	—	1,135
Expenses associated with merger-related restructuring	—	—	—	3,719
Non-cash stock option compensation expense	1,109	233	1,520	8,873
Non-recurring gain from the settlement of a vendor settlement	(8,300)	—	—	—

ADVANCE STORES COMPANY, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charges to Expenses	Deductions		Other		Balance at End of Period

Allowance for doubtful accounts receivable:
December 30, 2000	$6,927	$2,152	$(4,058	)(1)	$—		$5,021
December 29, 2001	5,021	2,106	(1,070	)(1)	3,833	(2)	9,890
December 28, 2002	9,890	2,201	(3,126	)(1)	—		8,965

(1)	Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.
(2)	Restructuring for doubtful accounts receivable assumed and established in the Discount acquisition.

Restructuring reserves:
December 30, 2000	$21,316	$1,673	$(11,143	)(1)	$(1,261	)(2)	$10,585
December 29, 2001	10,585	8,771	(9,253	)(1)	13,509	(3)	23,612
December 28, 2002	23,612	4,533	(10,563	)(1)	(4,387	)(4)	13,195

(1)	Represents amounts paid for restructuring charges. These amounts did not impact our statements of operations for any year presented.
(2)	Reductions to reserves assumed and established in the Western merger that exceeded the ulitmate cost expended by the Company.
(3)	Restructuring reserves assumed and established in the Discount acquisition.
(4)	Reductions to restructuring reserves assumed and established in the Discount acquisition as adjusted through purchase accounting.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003

ADVANCE STORES COMPANY, INCORPORATED

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

Signature	Title	Date

/s/ LAWRENCE P. CASTELLANI	Chairman of the Board of Directors and Chief Executive Officer	March 27, 2003
(Principal Executive Officer)
Lawrence P. Castellani

/s/ JIMMIE L. WADE	President and Chief Financial Officer (Principal Financial and	March 27, 2003
Accounting Officer)
Jimmie L. Wade

/s/ MARK J. DORAN	Director	March 27, 2003

Mark J. Doran

S-1

Signature	Title	Date

/s/ PETER J. FONTAINE
	Director	March 27, 2003
Peter J. Fontaine

/s/ STEPHEN M. PECK
	Director	March 27, 2003
Stephen M. Peck

/s/ GILBERT T. RAY
	Director	March 27, 2003
Gilbert T. Ray

/s/ JOHN M. ROTH
	Lead Director	March 27, 2003
John M. Roth

/s/ WILLIAM L. SALTER
	Director	March 27, 2003
William L. Salter

/s/ FRANCESCA SPINELLI, Ph.D.
	Director	March 27, 2003
Francesca Spinelli, Ph.D.

/s/ RONALD P. SPOGLI
	Director	March 27, 2003
Ronald P. Spogli

S-2

CERTIFICATIONS

I, Lawrence P. Castellani, certify that:

1.	I have reviewed this annual report on Form 10-K of Advance Stores Company, Incorporated;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ LAWRENCE P. CASTELLANI

Lawrence P. Castellani Chairman of the Board of Directors and Chief Executive Officer

I, Jimmie L. Wade, certify that:

1.	I have reviewed this annual report on Form 10-K of Advance Stores Company, Incorporated;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
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
6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ JIMMIE L. WADE

Jimmie L. Wade President and Chief Financial Officer